Form 10-Q
period 2015-09-30
BIM HOMES, INC.
filed 2015-11-12
CIK 1644889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2015

COMMISSION FILE NUMBER: 000-55489

BIM HOMES, INC.

(Exact name of registrant as specified in its charter)

            Delaware                                                                                                         47-4184146

_______________________________                                                                ___________________

(State or other jurisdiction of                                                                                    (I.R.S. Employer

 incorporation or organization)                                                                                  Identification No.)

3136 Mission Gorge Road, Suite 111

San Diego, California 92120

Tel: (858) 459-1133

Fax: (858) 459-1103

(Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                         Yes  /X/        No  / /

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes  /X/       No  / /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer [ ]                                    Accelerated Filer [ ]

Non-accelerated filer [ ]                              Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  /X/        No  / /

The number of Registrant’s shares of common stock, $0.0001 par value, outstanding as of November 9, 2015 was 2,590,000.

ITEM 1.  FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended September 30, 2015, prepared by the company, immediately follow.

BIM HOMES, INC.
(A Development Stage Company)
BALANCE SHEETS

ASSETS	Unaudited September 30, 2015	Audited December 31, 2014

Current Assets	$ -	$ -
Total Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
Accounts Payable	-
Convertible Note Due to Shareholder	6,160	-
Total Liabilities	6,160	-

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value, 20,000,000 shares
authorized; no shares issued or outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares
authorized; 2,590,000 shares issued and outstanding
and outstanding as of December 31, 2014	259	258
Additional paid-in capital	-	-
Deficit accumulated during the development stage	(6,419)	(258)

Total stockholders' equity (deficit)	(6,160)	-

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ -	$ -

The accompanying footnotes are an integral part of these financial statements

BIM HOMES, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
Unaudited

	For the three months Ended Sept. 30, 2015	For the three months Ended Sept. 30, 2014	For the nine Months Ended Sept. 30, 2015	For March 6, 2014 to Sept. 30, 2014	For the period from March 6, 2014 (Inception) to Sept. 30, 2015

Revenue	$ -	$ -	$ -	$ -	$ -
Total Revenue	-	-	-	-	-

Expenses					-
General & Admin. Expenses	1,500	-	6,161	258	6,419

Total Operating Expenses	(1,500)	-	(6,161)	(258)	(6,419)

Net loss	$ (1,500)	$ -	$ (6,161)	$ (258)	$ (6,419)

Basic and Diluted Earnings Loss per Share	$ (0.001)	$ -	$ (0.002)	$ (0.000)

Weighted average shares - basic and diluted	2,590,000	2,580,000	2,584,432	2,580,000

BIM HOMES, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
Unaudited

	For the Nine Months Ended Sept. 30, 2015	From March 6, 2014 to Sept. 30, 2014	For the period from March 6, 2014 (Inception) to Sept. 30, 2015

OPERATING ACTIVITIES
Net loss	$ (6,161)	$ (258)	$ (6,419)
Adjustments to Reconcile Net Income to Net Cash
Provided by (Used) in Operating Activities

Common stock issued per court order	-	58	58
Common stock issued for services	1	200	201
Changes in operating assets and liabilities
Accrued liabilities	-	-

Net cash used in operating activities	(6,160)	-	(6,160)

FINANCING ACTIVITIES
Proceeds from convertible issuance	6,160	-	6,160
Redemption of common stock	0	0	-

Net cash from financing activities	6,160	-	6,160

Net change in cash	-	-	-

Cash at beginning of period	-	-	-

Cash at end of period	$ -	$ -	$ -

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for :
Interest	-	-	-
Income Taxes	-	-	-

BIM HOMES, INC.

(A Development Stage Company)

Notes to Unaudited Financial Statements

September 30, 2015

NOTE 1. NATURE AND BACKGROUND OF BUSINESS

BIM Homes, Inc. ("the Company" or "the Issuer") was organized under the laws of the State of Delaware on March 6, 2014. The Company was established as part of the Chapter 11 reorganization of Pacific Shores Development, Inc. ("PSD"). Under PSD's Plan of Reorganization, as confirmed by the U.S. Bankruptcy Court for the Southern District of California, the Company was incorporated to: (1) receive and own the interest which PSD had in a development business which focused on the construction of low cost homes;  and (2) issue shares  of  its  common  stock  to  PSD's  general  unsecured  creditors and its administrative creditors. The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with accounting  principles  generally  accepted in the United States of America ("GAAP"),  and include all the notes required by generally  accepted  accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of the financial statements have been included.

b. LOSS PER SHARE

The Company computes net loss per share in accordance with the FASB Accounting Standards Codification ("ASC"). The ASC specifies the computation, presentation and disclosure requirements for loss per share for entities with publicly held common stock.

Basic  loss per  share  amounts  is  computed  by  dividing  the net loss by the weighted  average number of common shares  outstanding.  The equity instruments such as warrants were not included in the loss per share calculations because the inclusion would have been anti-dilutive.

c. USE OF ESTIMATES

The preparation of financial  statements in conformity  with generally  accepted accounting principles requires management to make estimates and assumptions that affect  the  reported  amounts  of assets  and  liabilities  and  disclosure  of contingent  assets and  liabilities at the date of the financial  statements and the  reported  amounts of revenues  and expenses  during the  reporting  period. Actual results could differ from those estimates.

d. CASH and CASH EQUIVALENT

For  the  Balance  Sheet  and  Statements  of  Cash  Flows,  all  highly  liquid investments  with  maturity of three  months or less are  considered  to be cash equivalents.  The Company had no cash equivalents as of September 30, 2015.

e. INCOME TAXES

Income taxes are provided in accordance with the FASB Accounting Standards Classification.  A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards.  Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred  tax assets  and  liabilities  are adjusted  for the  effects  of  changes  in tax  laws  and  rates on the date of enactment.

f. IMPACT OF NEW ACCOUNTING STANDARDS

The  Company  does  not  expect  the  adoption  of  recently  issued  accounting pronouncements  to  have a  significant  impact  on  the  Company's  results  of operations, financial position, or cash flow.

NOTE 3. GOING CONCERN

The Company's financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.  Currently,  the Company does not have  significant  cash or other  material  assets,  nor does it have  operations  or a source  of  revenue sufficient  to cover its  operation  costs and allow it to  continue  as a going concern.  The ability to continue as a going concern is dependent upon the Company’s ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

The president and secretary have committed to advancing certain operating costs of the Company. The Company's future operations are dependent upon external funding and its ability to execute its business plan, realize sales and control expenses.  Management believes that sufficient funding will be available from additional borrowings and private placements to meet its business objectives including anticipated cash needs for working capital, for a reasonable period of time.  However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business operation, or if obtained, upon terms favorable to the Company.

NOTE 4. COMMON STOCK AND PREFERRED STOCK

As of September 30, 2015 the authorized share capital of the Company  consisted of 100,000,000  shares of common stock with $0.0001 par value,  and 20,000,000  shares of preferred  stock also with $0.0001 par value. No other classes of stock are authorized.

COMMON STOCK: As of September 30, 2015 there were a total of 2,590,000 common shares issued and outstanding.

The Company's first issuance of common stock, totaling  580,000 shares,  took place  on March 6, 2014  pursuant  to the  Chapter  11 Plan of  Reorganization confirmed by the U.S.  Bankruptcy Court in the matter of Pacific Shores Development, Inc. ("PSD"). The Court ordered the distribution of shares in the Company to all general unsecured creditors of PSD, with these creditors to receive their PRO RATA share (according to amount of debt held) of a pool of 80,000 shares in the Company.  The Court also ordered the distribution of shares in the Company to all administrative creditors of PSD, with these creditors to receive one share of common stock in the Company for each $0.10 of PSD's administrative debt which they held. A total of 500,000 shares were issued to PSD’s administrative creditors.

The Court also ordered the  distribution of two million five hundred thousand warrants in the Company to all  administrative  creditors  of PSD, with these  creditors  to receive five warrants in the Company  for each $0.10 of PSD's  administrative  debt which they held. These creditors received an aggregate of 2,500,000 warrants  consisting of 500,000 "A  Warrants"  each  convertible  into one share of common stock at an exercise price of $4.00;  500,000 "B Warrants" each convertible into one share of common  stock at an exercise  price of $5.00;  500,000  "C  Warrants"  each convertible  into one  share of  common  stock at an  exercise  price of  $6.00; 500,000 "D  Warrants"  each  convertible  into one share of common stock at an exercise price of $7.00;  and 500,000 "E Warrants" each  convertible  into one share  of  common  stock  at an  exercise  price  of  $8.00.  All warrants are exercisable at any time prior to August 30, 2016. As of the date of this report, no warrants have been exercised.

On March 6, 2014 the Company issued a total of 2,000,000 common shares to its President and a director for services at par value. On June 1, 2015 the Company issued a total of 10,000 common shares to its Secretary and Treasurer and a director for services at par value.

As a result of these  issuances  there  were a total  2,590,000  common  shares issued and  outstanding,  and a total of  2,500,000  warrants to acquire  common shares issued and outstanding, at September 30, 2015.

PREFERRED STOCK: The authorized share capital of the Company includes 20,000,000 shares of preferred  stock with $0.0001 par value. As of September 30, 2015 no shares of  preferred  stock  had been  issued  and no shares of  preferred  stock  were outstanding.

NOTE 5. INCOME TAXES

The Company has had no business activity and made no U.S. federal income tax provision since its inception on March 6, 2014.

NOTE 6. RELATED PARTY TRANSACTIONS

As set forth in Note 4 above, on March 6, 2014 a total of 2,000,000 common shares were issued to the Company's President for services, and on June 1, 2015 a total of 10,000 common shares were issued to the Company’s Secretary and Treasurer for services.

During the three months ended September 30, 2015 the President advanced $1,660 to cover expenses paid during that quarter. The Company issued the President a three years convertible note for the sum of $1,660 at zero interest, convertible into one share of common stock per $0.01 of loan principal. Thus the Note is convertible into a total of 166,000 shares of common stock. During the three months ended June 30, 2015 the President advanced $4,500 to cover expenses incurred and paid during that quarter. The Company issued the President a three years convertible note for the sum of $4,500 at zero interest, convertible into one share of common stock per $0.01 of loan principal. Thus the Note is convertible into a total of 450,000 shares of common stock. As a result of these two Note issuances there are now a total of $6,160 in Notes Payable to a related party, convertible into a total of 616,000 shares of common stock.

The Company neither owns nor leases any real or personal property.

NOTE 7. WARRANTS

On March 6, 2014 (inception), the Company issued 2,500,000 warrants exercisable into 2,500,000 shares of the Company's common stock.  These warrants were issued per order of the U.S.  Bankruptcy Court to the administrative creditors of PSD. These creditors received an aggregate of 2,500,000 warrants issued in the series and exercise prices as set forth above at Note 4. As of the date of this report, no warrants have been exercised.

NOTE 8. COMMITMENT AND CONTIGENTCY

There is no commitment or contingency to disclose during the period ended September 30, 2015.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2014 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, which are contained in our Amended Form 10-12G filed on October 30, 2015.

FORWARD-LOOKING STATEMENTS

The discussion contained herein contains "forward-looking statements" that involve risk and uncertainties. These statements may be identified by the use of terminology such as "believes," "expects," "may," "should" or anticipates" or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. Our actual results could differ materially from those discussed in this report.

BUSINESS AND PLAN OF OPERATION

BIM Homes, Inc. (“the Company” or “the Issuer”) was organized under the laws of the State of Delaware on March 6, 2014 as part of the implementation of the Chapter 11 plan of reorganization of Pacific Shores Development, Inc. (“PSD”). PSD had been in the residential real estate development business and the predecessor of the issuer was a subsidiary of PSD engaged in the development of low cost single family homes on in-fill lot sites. Under PSD's Plan of Reorganization the Company was incorporated to: (1) receive and own the interest which PSD had in the development business which focused on the construction of low cost homes;  and (2) issue shares  of  its  common  stock  to  PSD's  general  unsecured  creditors and its administrative creditors. While it remains possible that management will find opportunities for the Company in the low cost residential construction industry, management is currently engaged in a search for a business to enter or an existing company which it can acquire, merge with, or joint venture with, and this search is not limited to the real estate development and construction industry.

LIQUIDITY AND CAPITAL RESOURCES

As of both September 30, 2015 and September 30, 2014 we had no cash and no other assets. As of September 30, 2015 we had liabilities of $6,160 owed to an officer who advanced this sum to cover certain costs incurred by the Company and we had an accumulated deficit of $6,419. As of December 31, 2014, our last audit date, we also had no assets and a deficit of $258. We will, in all likelihood, continue to sustain operating expenses without corresponding revenues, until we enter an operating business and generate revenues.

We are dependent upon our officers and shareholders to meet any expenses that may occur. Our president and vice president have agreed to provide the necessary funds, without interest, for the Company to comply with the Securities Exchange Act of 1934, as amended, provided that they are officers and directors of the Company when the obligation is incurred. All advances are interest-free.

RESULTS OF OPERATIONS

The Company has no operations other than the search for a business to enter or an existing company which it can acquire, merge with, or joint venture with. As of the date of this report, no such business or entity has been identified and no negotiations are in progress.

GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The company's financial condition raises substantial doubt about the Company's ability to continue as a going concern. The Company has no cash and no other material assets and it has no operations or revenues from operations. It is relying on advances from officers and directors to meet its limited operating expenses.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2015 we did not have any off-balance sheet arrangements.

ITEM 4.     CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risks to our business from those described in our Amended Form 10-12G filing as filed with the SEC on October 30, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. - EXHIBITS

No.

Description

---

-----------

31.1

Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the

Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32

Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at September 30, 2015 and December 31, 2014, (ii) Statement of Operations for the three months and nine months ended September 30, 2015 and 2014, (iii) Statement of Cash Flows for the nine months ended September 30, 2015 and 2014, and (iv) Notes to Financial Statements.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2015

BIM HOMES, INC.

                                   By: /s/ Daniel Masters

                                       _________________________________

                                       Daniel Masters

                                       President, CEO and Director

                                   By: /s/ Howard Behling

                                       _________________________________

                                       Howard Behling

                                       CFO and Director