Form 10-K
period 2015-12-31
BIM HOMES, INC.
filed 2016-03-11
CIK 1644889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[ X ]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:   000-55489

BIM HOMES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE                                               47-4184146

(State or Incorporation)                               (I.R.S. Employer Id. No.)

3136 Mission Gorge Road # 111, San Diego, CA  92120                       (858) 459-1133

(Address of principal executive offices)                                           (Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value per share

(Title of Class)

Indicate by check mark if BIM Homes, Inc. is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.

Yes [  ]      No [x]

Indicate by check mark if BIM Homes, Inc. is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934.

Yes [  ]   No [x]

Indicate by check mark whether BIM Homes, Inc. (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that BIM Homes, Inc. was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [x] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of BIM Homes, Inc. knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [x]

Indicate by check mark whether BIM Homes, Inc. is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer

Accelerated filer

Non-accelerated filer

Smaller reporting company  [X]

Indicate by check mark whether BIM Homes, Inc. is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes  [X]    No [ ]

The aggregate market value of BIM Homes, Inc. common stock held by non-affiliates of BIM Homes, Inc. as of the last business day of BIM Homes, Inc. most recently completed fiscal quarter (December 31, 2015) was approximately $0.00 (based on lack of any trade or posted price reported by OTC on or prior to December 31, 2015). For this purpose, all of BIM Homes, Inc. officers and directors and their affiliates were assumed to be affiliates of BIM Homes, Inc.

There were 2,630,000 shares of BIM Homes, Inc. common stock outstanding as of March 10, 2016.

DOCUMENTS INCORPORATED BY REFERENCE:       None.

BIM HOMES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2015

INDEX

ITEM 1.       DESCRIPTION OF BUSINESS

Background of the Issuer and Its Predecessor

BIM Homes, Inc. (“the Company” or “the Issuer”) was organized under the laws of the State of Delaware on March 6, 2014 as part of the implementation of the Chapter 11 plan of reorganization of Pacific Shores Development, Inc. (“PSD”).

PSD was incorporated in the State of California in 2002 and was formed to acquire, hold and develop real estate. Its operations included acquiring and managing rental properties, acquiring and remodeling or rehabilitating properties for resale, and acquiring apartment buildings and converting the units to condominiums. In 2005 PSD established BIM Homes LLC as a wholly owned subsidiary to develop low cost single family homes on in-fill lot sites. The real estate crash and the recession of 2008 made it impossible for PSD and for BIM Homes LLC to obtain the financing needed to carry on its projects. PSD filed for Chapter 11 Bankruptcy protection in 2010 in the U.S. Bankruptcy Court for the Southern District of California. PSD’s plan of reorganization was confirmed by the Court on August 19, 2011.

This Plan of Reorganization provided, among other things, for the incorporation of BIM Homes, Inc., the Issuer, and required the Issuer to issue 580,000 shares of its common stock and distribute these to PSD’s general unsecured creditors and to its administrative creditors. The shares were distributed pursuant to Section 1145 of the U.S. Bankruptcy Code. As stated in the court ordered Plan of Reorganization, these shares were issued “to enhance the distribution to creditors” and enhance their opportunity to recover the losses they sustained in the PSD bankruptcy. The Disclosure Statement describing the Plan of Reorganization also stated that efforts should be made to have shares of the subsidiary publicly traded on the Over-The-Counter market in order to provide an opportunity for liquidity to the Creditors. The present filing is a result of this commitment.

The Disclosure Statement describing the Plan of Reorganization provided for BIM Homes, Inc. to carry forward the business of BIM Homes, LLC, the planning and permitting for development of homes on in-fill lots. The Disclosure Statement also provided that the Company should be incorporated in order to facilitate the distribution of shares in the Company to the former creditors of PSD. The Disclosure Statement also stated that it was possible that management would pursue business opportunities in other areas or in other industries. While it remains possible that management will find real estate development opportunities for the Company, this registration statement reflects managements’ belief that it is most likely that future opportunities for the Company will be in other industries.

The economic downturn of 2008 lasted longer than expected, and by the time the housing market recovered BIM’s home plans were obsolete and its original management had other full time employment, effectively reducing the opportunity for the Company to use the know how it had developed. Konstantin Zecevic, BIM’s first president, resigned on March 6, 2014 because he lacked the time to devote to the Issuer’s business. Daniel Masters, BIM’s current president, took over as president at that time. Since March, 2014 Mr. Masters has engaged in a search, without success, for a business that the Issuer could enter. On June 1, 2015 Mr. Howard Behling joined Mr. Masters as an officer and director of the Company. Mr. Behling is a business consultant working chiefly in the healthcare industry. It is hoped that he will be able to assist Mr. Masters in identifying a new business direction for the Company.

Description of Current Business

The Company’s two officers and directors (there are no plans for additional officers or directors) have determined that the Company lacks the resources to re-enter the real estate development business. Therefore, the Company’s two officers and directors have determined to seek a merger or an acquisition with a larger, better capitalized entity which will accomplish the plan as ordered by the Court: “to enhance the distribution to creditors” and bring greater value to our shareholders. Therefore, as of the date hereof, the Company can be defined as a "shell" company, an entity which is generally described as having no or nominal operations and with no or nominal assets. As a shell company, our purpose at this time, described more fully below, is to negotiate a business agreement or combination with a larger entity which will bring greater value to our shareholders. As of the date hereof, we have not identified any potential merger or acquisition partner.

The Company’s two officers and directors believe that a potential merger or acquisition target will be a business which seeks the benefits of our shareholder base or status as a reporting issuer. The Company’s two officers and directors will not restrict its search to any specific industry or geographic location. The Company’s two officers and directors anticipate that the Company may be able to participate in only one potential business venture because a business partner might require exclusivity. This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

        We may seek a business opportunity with entities which have recently commenced operations, or which wish to expand into new products or markets, to develop a new product, or to utilize the public marketplace in order to raise additional capital. This discussion of the proposed business is purposefully general and is not meant to be restrictive of our discretion to search for and enter into potential business opportunities.

        We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky due to general economic conditions, rapid changes in the business environment, and shortages of available capital. The Company’s two officers and directors believe that there are numerous firms seeking the benefits of an issuer who has complied with the 1934 Act, but this is by no means certain.

        It is our present intent to continue to comply with all of the reporting requirements under the 1934 Act. The Company’s two officers and directors, Daniel Masters and Howard Behling, have agreed to provide the necessary funds, without interest, for the Company to comply with the 1934 Act reporting requirements, provided that they are officers and directors of the Company when the obligation is incurred. These officers have not, as of the date hereof, set a maximum dollar amount that they are willing to provide to the Company.

        It is anticipated that we will incur nominal expenses in the implementation of the business plan described herein. Because we have no capital with which to pay these anticipated expenses, the Company’s two officers and directors will pay these charges with their personal funds, as interest free loans to the Company or as capital contributions. However, if loans, the only opportunity which the two officers and directors have for repayment of these loans will be from a prospective merger or acquisition candidate.

Acquisition of Opportunities

       The two officers and directors of the Company will seek out business combination opportunities through their personal business contacts. Our President regularly attends meetings of the National Investment Banking Association, the Southern California Investment Association, the San Diego Venture Group, the Los Angeles Venture Association, and similar groups where businesses seeking to expand and investors and related professionals (e.g. consultants, accountants, and attorneys) meet in hopes of working together. The two officers and directors of the Company will not be limited in their search to these groups but believe that these groups will provide a networking platform from which to seek business combination opportunities.

In implementing a structure for a particular business venture, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of an agreement, it is probable that the present two officers and directors and the present shareholders of the Company will no longer be in control of the Company. In addition, and especially if there is a business combination, our two directors may, as part of the terms of the acquisition or merger, resign and be replaced by new directors without a vote of our shareholders or may sell their stock in the Company. It is anticipated that any securities issued by our Company in any such reorganization would be issued in reliance upon an exemption from registration under applicable federal and state securities laws.

        We will participate in a business opportunity only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require some specific representations and warranties by all of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of verifying revenue and bearing costs, including costs associated with the Company's attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms.

 It is our present intent that we will not submit a potential merger, acquisition, or similar reorganization to our shareholders for approval. We are incorporated under the laws of Delaware and Delaware’s General Corporation Law, Section 228, provides that “…any action required by this chapter to be taken at any annual or special meeting of stockholders of a corporation, or any action which may be taken at any annual or special meeting of such stockholders, may be taken without a meeting, without prior notice and without a vote, if a consent or consents in writing, setting forth the action so taken, shall be signed by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted…” Delaware’s General Corporation Law, Section 228, also provides that “Prompt notice of the taking of the corporate action without a meeting… shall be given to those stockholders or members who have not consented in writing…”

Our President, Daniel Masters, owns 76% of our issued and outstanding shares of common stock; thus his written consent to a potential merger or acquisition constitutes more than the minimum number of votes necessary to authorize such a reorganization under Delaware law. Prompt notice of any such action will be filed with the Securities and Exchange Commission on Form 8-K and also on Forms PREM14C and DEFM14C and copies of these filings will be sent by first class mail, postage pre-paid, to each of our shareholders.

        Our present intent is that we will not enter into a business combination agreement with an entity which cannot provide independent audited financial statements at the time of closing of the proposed transaction and supply other information that is normally disclosed in filings with the Securities and Exchange Commission. We are subject to all of the reporting requirements included in the 1934 Act. These rules are intended to protect investors by deterring fraud and abuse in the securities markets through the use of shell companies. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K. In addition, in the filing of the Form 8-K that we file to report an event that causes us to cease being a shell company, we are required to include that information that is normally reported by a company in its original Form 10.

We do not intend to hire an investment banker, a business broker, or a similar professional specializing in business acquisitions. Once a potential acquisition has been identified we do intend to hire an attorney experienced in business acquisitions to prepare or review the merger or acquisition agreements and documents. Because we have no capital with which to pay legal fees our President,

Daniel Masters, has agreed to pay these fees with personal funds, as an interest free loan to the Company or as a capital contribution. However, this is a voluntary agreement; Mr. Masters is not contractually obligated to pay this expense.

Accounting in the Event of a Business Combination

        Future business combinations will be recorded in accordance with the FASB Accounting Standards Codification 805 (ASC 805).

We have been informed that most business combinations will be accounted for as a reverse acquisition with us being the surviving registrant. As a result of any business combination, if the acquired entity's shareholders will exercise control over us, the transaction will be deemed to be a capital transaction where we are treated as a non-business entity. Therefore, the accounting for the business combination is identical to that resulting from a reverse merger, except no goodwill or other intangible assets will be recorded. For accounting purposes, the acquired entity will be treated as the accounting acquirer and, accordingly, will be presented as the continuing entity.

Reporting Issuer Status

The Company chose to become a reporting company on a voluntary basis because one attraction of the Company as a merger partner or acquisition vehicle will be its status as a public company. In addition, we became a reporting company to enhance investor protection and to provide information if a trading market commences.

Based upon our proposed future business activities, it is likely that we will be deemed a "blank check" company (see “Risk Factors”). The Securities and Exchange Commission definition of such a company is a development stage company that has no specific business plan or purpose, or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person, and is issuing "penny stock."

A "penny stock" security is any equity security other than a security (i) that is a reported security (ii) that is issued by an investment company (iii) that is a put or call issued by the Option Clearing Corporation (iv) that has a price of $5.00 or more (except for purposes of Rule 419 of the Securities Act of 1933, as amended) (v) that is registered on a national securities exchange (vi) that is authorized for quotation on the NASDAQ Stock Market, unless other provisions of the defining rule are not satisfied, or (vii) that is issued by an issuer with (a) net tangible assets in excess of $2,000,000, if in continuous operation for more than three years or $5,000,000 if in operation for less than three years or (b) average revenue of at least $6,000,000 for the last three years. Our stock will likely be deemed a “penny stock.”

JOBS Act

The United States Congress passed the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), which provides for certain exemptions from various reporting requirements applicable to public companies that are reporting companies and are “emerging growth companies.” We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company we will not be required to:

•

have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•

comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•

submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

•

disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive’s compensation to median employee compensation.

We will remain an “emerging growth company” until the last day of the fiscal year following the fifth anniversary of the date of our first sale of common equity securities pursuant to an effective registration statement, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) and the election is irrevocable.

Competition

We will compete with a wide variety of public shell companies seeking reverse acquisitions. These competitors range from operating companies to companies like ours which have no operations, and from companies with substantial assets including substantial cash deposits to companies like ours with no assets.

ITEM 1A.      RISK FACTORS

Our business is subject to numerous risk factors, including the following:

1.   We have no operating history and no revenues or earnings from operations.

We have no assets. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in us incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business entity. There is no assurance that we can identify such a business entity and consummate such an agreement or combination.

2.   We may not be able to continue to operate as a going concern.

Our auditor has expressed the opinion that we may not be able to continue as a going concern. His opinion letter and the notation in the financial statements indicate that we do not have revenues, cash reserves, or other material assets and that we are relying on advances from stockholders, officers and directors to meet our limited operating expenses. We may become insolvent if we are unable to pay our debts in the ordinary course of business as they become due.

3.   Our proposed plan of operation is speculative.

         The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the business opportunity which we identify, if any is identified. While our two officers and directors intend to seek business agreement(s) or combination(s) with entities having established operating histories, there can be no assurance that we will be successful in locating candidates meeting such criteria. In the event we complete a business agreement or combination, of which there can be no assurance, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

4.   We face intense competition for business combination opportunities.

We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including venture capital firms and investment banks, are active in mergers and acquisitions of companies that may be our desirable target candidates. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we have and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with numerous other small public companies.

5.   We have no agreements for a business combination or licensing transaction and have established no standards for such transactions.

We have no arrangement, agreement or understanding with respect to entering into an agreement or engaging in a merger with, joint venture with or acquisition of, a private or public entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business transaction. Our two officers and directors have not identified any particular business for our evaluation. There is no assurance that we will be able to negotiate a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved, and without which we would not consider a business transaction in any form with such business opportunity. Accordingly, we may enter into a business agreement or a business combination with a business having no significant operating history, losses, limited potential or no potential for earnings, limited assets, negative net worth or other negative characteristics.

6.   Our success is dependent on our two officers and directors who have other full time employment, have limited experience, and will only devote limited time (part time) to working for the Company, all of which makes our future even more uncertain.

Daniel Masters is the President and a Director of the Issuer, and Howard Behling is the Secretary, Treasurer and a Director of the Issuer.  These are the only offices and directors of the Company. Both Mr. Masters and Mr. Behling will serve without pay while maintaining other employment. As of the date hereof, each is devoting no more than one hour per week to the affairs of the Company, however, both expect to spend approximately five hours per week on the affairs of the Company and the search for a suitable merger or acquisition partner after the effectiveness of this registration statement.  Notwithstanding the limited availability of our two officers, loss of the services of either officer would adversely affect development of our business and its likelihood of continuing in operation.

7.   Our two officers and directors have limited experience in mergers and acquisitions, which makes our ability to complete a successful merger or acquisition more uncertain.

Although both our President, Daniel Masters, and our Secretary/Treasurer, Howard Behling, have experience in business reorganizations, both have limited direct experience in negotiating mergers and acquisitions.  This lack of experience makes our ability to complete a successful merger or acquisition more uncertain.

8.   Our two officers and directors may have a conflict of interest in selecting a merger or acquisition target because of loans they may make to our Company.

As noted above, the Company’s two officers and directors have agreed that they will pay the Company’s anticipated operating expenses with their personal funds, making interest free loans to the Company or capital contributions. If they make interest free loans to the Company, the only opportunity they will have for repayment of these loans will be from a prospective merger or acquisition candidate. This may result in a conflict of interest in selecting a merger candidate as the officers may prefer a candidate which will repay their loans over one which will not.

9.   The reporting requirements under federal securities law may delay or prevent us from making certain acquisitions.

Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended, (the "1934 Act"), require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

In addition to the audited financial statements, in the filing of the Form 8-K that we file to report an event that causes us to cease being a shell company, we will be required to include that information that is normally reported by a company in a Form 10. The time and additional costs that may be incurred by some target entities to prepare and disclose such information may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company.

10.  An acquisition could create a situation wherein we would be required to register under The Investment Company Act of 1940 and thus be required to incur substantial additional costs and expenses.

Although we will be subject to regulation under the 1934 Act, our two officers and directors believe the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as we will not be engaged in the business of investing or trading in securities. In the event we engage in a business combination that results in us holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to the status of our Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject us to material adverse consequences.

11.  A merger, acquisition, or similar agreement would most likely be exclusive, resulting in a lack of diversification.

Our two officers and directors anticipate that the Company may be able to participate in only one potential business venture because a business partner might require exclusivity. This lack of diversification should be considered a substantial risk to our shareholders because it will not permit us to offset potential losses from one venture against gains from another.

12.   Our two officers/directors most likely will not remain after we complete a business combination or will have little power to influence the direction of business development.

A business combination will, in all likelihood, result in management of the acquired business determining the timing and funding of our development. Our two officers and directors will have little to do except monitor business activity, if they remain in management at all. A business combination involving the issuance of our Common Stock will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in us. Any such business combination may require our two officers and directors to sell or transfer all or a portion of the Company's Common Stock held by them, and/or resign as members of the Board of Directors. The resulting change in our control could result in removal of one or both present officers and directors and a corresponding reduction in or elimination of their participation in our future affairs.

13.   If we do any business combination, each shareholder will most likely hold a substantially lesser percentage ownership in the Company.

If we enter a business combination with a private concern, that, in all likelihood, would result in the Company issuing securities to shareholders of any such private company. The issuance of our previously authorized and unissued stock would result in reduction in percentage of shares owned by our present and prospective shareholders and may result in a change in our control or in our management.

14.  As a shell company, we face substantial additional adverse business and legal consequences if we enter a business combination.

We may enter into a business combination with an entity that desires to establish a public trading market for its shares. A business opportunity may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with us. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, conditions and restrictions imposed by underwriters, and the costs to comply with various state (“Blue Sky”) securities laws.

On June 29, 2005, the Securities and Exchange Commission adopted final rules amending the Form S-8 and the Form 8-K for shell companies like us. The amendments expand the definition of a shell company to be broader than a company with no or nominal operations/assets or assets consisting of cash and cash equivalents. The amendments prohibit the use of a Form S-8 (a form used by a corporation to register securities issued to an employee, director, officer, consultant or advisor), under certain circumstances, and revise the Form 8-K to require a shell company to include current Form 10 information, including audited financial statements, in the filing on Form 8-K that the shell company files to report the acquisition of the business opportunity. This initial filing must be made within four days of the acquisition and the Form 8-K filing may be reviewed by the Securities and Exchange Commission. The prospects of certain disclosures, or the lack of the ability to issue securities using a Form S-8, or the requirement of audited financial statements, or the unwillingness to assume the significant costs of compliance, may make an otherwise appropriate acquisition target unwilling to enter a business combination with us.

15.  The requirement of audited financial statements may disqualify some business opportunities seeking a business combination with us.

Our two officers and directors believe that any potential business combination opportunity must provide audited financial statements for review, for the protection of all parties to the business combination. One or more attractive business opportunities may choose to forego the possibility of a business combination with us, rather than incur the expenses associated with preparing audited financial statements.

16.  One of our officers is also our principal shareholder and he will be able to approve all corporate actions without shareholder consent and will control our Company.

Our principal shareholder, Daniel Masters, currently owns approximately 76% of our Common Stock. Because of this, he will have the controlling vote in all matters requiring approval by our shareholders, but not requiring the approval of the minority shareholders. In addition, he is now the Company’s President and one of its two officers and directors. Because he is the majority shareholder, he will be able to elect all of the members of our board of directors, allowing him to exercise significant control of our affairs and management. In addition, he may transact corporate business requiring shareholder approval, including approval of the acquisition of, or merger with, an operating company, by written consent, without soliciting the votes of other shareholders.

17.  Our Common Stock may never be publicly traded and holders may have no ability to sell their shares.

There is no established public trading market for our shares of Common Stock, and there is no assurance that our Common Stock will be accepted for listing on the OTC market or in any other trading system in the future.

There can be no assurance that a market for our Common Stock will be established or that, if established, a market will be sustained. Therefore, if you purchase our Common Stock you may be unable to sell the shares. Accordingly, you should be able to bear the financial risk of losing your entire investment.

Only market makers can apply to quote securities. A market maker who desires to initiate quotations in the OTC market system must complete an application (Form 211) (unless an exemption is applicable) and by doing so, will have to represent that it has satisfied all applicable requirements of the Securities and Exchange Commission Rule 15c2-11 and the filing and information requirements promulgated under the Financial Industry Regulatory Authority ("Finra") Bylaws. The OTC Pink market will not charge us a fee for being quoted on the service. Finra rules prohibit market makers from accepting any remuneration in return for quoting issuers' securities on the OTC market or any similar medium. Finra will review the market maker's application (unless an exemption is applicable). If cleared, it cannot be assumed by any investor that any federal, state or self-regulatory requirements other than certain Finra rules and Rule 15c2-11 have been considered by Finra. Furthermore, the clearance should not be construed by any investor as indicating that Finra, the Securities and Exchange Commission, or any state securities commission has passed upon the accuracy or adequacy of the documents contained in the submission.

The OTC Pink market is a market maker or dealer-driven system offering quotation and trading reporting capabilities - a regulated quotation service - that displays real-time quotes, last-sale prices, and volume information in OTC equity securities. The OTC Pink securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Pink securities transactions are conducted through a telephone and computer network connecting market makers or dealers in stocks.

18.  If our Common Stock does not meet blue sky resale requirements, certain shareholders may be unable to resell our Common Stock.

The resale of Common Stock must meet the blue sky resale requirements in the states in which the proposed purchasers reside. If we are unable to qualify the Common Stock and there is no exemption from qualification in certain states, the holders of the Common Stock or the purchasers of the Common Stock may be unable to sell them.

19.  Our shareholders may face significant restrictions on the resale of our Common Stock due to state "blue sky" laws or if we are determined to be a "blank check" company.

There are state regulations that may adversely affect the transferability of our Common Stock. We have not registered our Common Stock for resale under the securities or "blue sky" laws of any state. We may seek qualification or advise our shareholders of the availability of an exemption. We are under no obligation to register or qualify our Common Stock in any state or to advise the shareholders of any exemptions.

Current shareholders, and persons who desire to purchase the Common Stock in any trading market that may develop in the future, should be aware that there might be significant state restrictions upon the ability of new investors to purchase the Common Stock.

Blue sky laws, regulations, orders, or interpretations place limitations on offerings or sales of securities by "blank check" companies or in "blind-pool" offerings, or if such securities represent "cheap stock" previously issued to promoters or others. Our majority shareholder, because he received stock at a price of $.0001 for each share, may be deemed to hold "cheap stock." These limitations typically provide, in the form of one or more of the following limitations, that such securities are:

        (a) Not eligible for sale under exemption provisions permitting sales without registration to accredited investors or qualified purchasers;

        (b) Not eligible for the transaction exemption from registration for non-issuer transactions by a registered broker-dealer;

        (c) Not eligible for registration under the simplified small corporate offering registration (SCOR) form available in many states;

        (d) Not eligible for the "solicitations of interest" exception to securities registration requirements available in many states;

        (e) Not permitted to be registered or exempted from registration, and thus not permitted to be sold in the state under any circumstances.

        Virtually all 50 states have adopted one or more of these limitations, or other limitations or restrictions affecting the sale or resale of stock of blank check companies or securities sold in "blind pool" offerings or "cheap stock" issued to promoters or others. Specific limitations on such offerings have been adopted in:

Alaska	Nevada	Tennessee
Arkansas	New Mexico	Texas
California	Ohio	Utah
Delaware	Oklahoma	Vermont
Florida	Oregon	Washington
Georgia	Pennsylvania
Idaho	Rhode Island
Indiana	South Carolina
Nebraska	South Dakota

        Any secondary trading market which may develop, may only be conducted in those jurisdictions where an applicable exemption is available or where the shares have been registered.

20.  Our Common Stock will be subject to significant restriction on resale due to federal penny stock restrictions.

        The Securities and Exchange Commission has adopted rules that regulate broker or dealer practices in connection with transactions in penny stocks. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange system). The penny stock rules require a broker or dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker or dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker or dealer, and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The penny stock rules also require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker or dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

        These disclosure requirements will have the effect of reducing the level of trading activity in any secondary market for our stock, and accordingly, shareholders of our Common Stock will find it difficult to sell their securities, if at all.

ITEM 2.       PROPERTIES

We presently utilize minimal office space at 6136 Mission Gorge Road, Suite 111, San Diego, California. This space is provided to the Company by our president on a rent free basis, and it is anticipated that this arrangement will remain until such time as the Company successfully consummates a merger, acquisition or other business combination. Management believes that this arrangement will meet the Company's needs for the foreseeable future.

ITEM 3.       LEGAL PROCEEDINGS

There is no litigation, pending or threatened, by or against the Company.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the year ended December 31, 2015.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS,

AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no trading market for our Common Stock at present and there has been no trading market since inception. We do have a trading symbol, BMHM, however there is no posted quote and no trades have taken place.

Holders

As of December 31, 2015, there were approximately 47 stockholders of record holding our common stock.

Dividends

We have never paid a dividend on our common stock and we do not intend to pay a dividend in the foreseeable future. We have had no earnings from which to pay dividends to date and we anticipate that there will be no earnings prior to a business combination and possibly no earnings after a business combination.

Recent Sales of Unregistered Securities

         (a) Securities issued in bankruptcy.

580,000 shares of our common stock were distributed to 45 shareholders by order of the U.S. Bankruptcy Court for the Southern District of California as part of the confirmed Plan of Reorganization of Pacific Shores Development, Inc. (“PSD” or the “Debtor”). In 2005 PSD established BIM Homes LLC as a wholly owned subsidiary to build and sell low cost single family homes on in-fill lot sites. The real estate crash and the recession of 2008 made it impossible for PSD and for BIM Homes LLC to obtain the financing needed to carry on its projects. In 2010 PSD filed for chapter 11 bankruptcy protection. As part of the PSD Chapter 11 Plan of Reorganization the Court ordered the incorporation of the Issuer and ordered the Issuer’s securities to be distributed to creditors of the Debtor in partial satisfaction of their claims against the Debtor and in order to enhance the creditors’ opportunity for recovery.

2,500,000 warrants to purchase shares of our common stock were also distributed to creditors of the Debtor as part of the confirmed Plan of Reorganization. The warrants consist of 500,000 “A Warrants”

each convertible into one share of common stock at an exercise price of $4.00; 500,000 “B Warrants” each convertible into one share of common stock at an exercise price of $5.00; 500,000 “C Warrants” each convertible into one share of common stock at an exercise price of $6.00; 500,000 “D Warrants” each convertible into one share of common stock at an exercise price of $7.00; and 500,000 “E Warrants” each convertible into one share of common stock at an exercise price of $8.00. All warrants are currently exercisable and may be exercised at any time prior to August 30, 2016.

The securities issued by order of the U.S. Bankruptcy Court, 580,000 shares of common stock and 2,500,000 warrants and 2,500,000 shares of common stock underlying warrants, were all issued in exchange for claims against the estate of PSD and were therefore issued exempt from registration under the Securities Act of 1933, as amended, and were issued as freely tradable securities in a public offering as provided under section 1145 of the Bankruptcy Code (Title 11 of the U.S. Code).

         (b) Securities issued in a private placement.

On March 6, 2014 the Company issued 2,000,000 restricted shares of its common stock to its President and Director, Daniel Masters, for organizational costs and services at par value (0.0001 per share) for total consideration of $200.  On June 1, 2015 the Company issued 10,000 restricted shares of its common stock to its Secretary, Treasurer, and Director Howard Behling, also for services at par value (0.0001 per share). On February 11, 2016 the Company issued a total of 40,000 restricted shares of its common stock to five individuals: 20,000 restricted shares of its common stock to Konstantin Zecevic; 5,000 restricted shares of its common stock to Frances Munro; 5,000 restricted shares of its common stock to Joseph LeBlanc; 5,000 restricted shares of its common stock to Gulten Balaban Umancan; and 5,000 restricted shares of its common stock to Muzeyyen Balaban. All of these issuances were for services at par value (0.0001 per share). We relied upon Section 4(2) of the Securities Act of 1933, as amended for the above issuances. We believed that Section 4(2) was available because:

       -  The issuance involved no underwriter, underwriting discounts or commissions;

       -  We placed restrictive legends on all certificates issued;

       -  No sales were made by general solicitation or advertising;

       -  Sales were made only to accredited investors who are Company officers.

       In connection with the above transactions, we provided the following to the investor:

       -  Access to all our books and records.

       -  Access to all material contracts and documents relating to our operations.

       -  The opportunity to obtain any additional information, to the extent we possessed such information, necessary to verify the accuracy of the information to which the investors were given access.

 Stock Splits

We have never authorized a stock split or reverse stock split.

Repurchases

We have never repurchased any shares of our common stock, nor were any repurchases made on our behalf, nor have any future repurchases been authorized.

ITEM 6.

SELECTED FINANCIAL DATA

The following balance sheet data and statement of operations data for the year ended December 31, 2015 and for the period from March 6, 2014 (inception) through December 31, 2014 were derived from our audited financial statements. Our audited financial statements for those periods and the notes thereto appear elsewhere herein. The data should be read in conjunction with the annual financial statements, related notes, and other financial information appearing elsewhere herein.

	Dec 31, 2015	Dec 31, 2014
Statement of Operations Data
Revenues	0	0
Expenses	13,891	258
Net Profit/Loss	(13,891)	(258)
Loss per share
Basic & Diluted	(0.005)	0.000

Balance Sheet Data
Cash	0	0

Total Assets	0	0

Liabilities	13,890	0

Stockholders’ Equity	(13,890)	0

ITEM 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the periods ended December 31, 2015 and December 31, 2014. You should read the following discussion and analysis together with our audited financial statements and the notes to the financial statements included under Item 8 in this report. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors. You should carefully review the risks described under Item 1A and elsewhere in this report, which identify certain important factors that could cause our future financial condition and results of operations to vary.

LIQUIDITY AND CAPITAL RESOURCES

Management's Discussion and Analysis of Financial Condition and Results of Operations

As of December 31, 2015 we had no assets and we had liabilities totaling $13,890 and we had an accumulated deficit of $13,890. As of December 31, 2014 we had no assets and no liabilities and we had an accumulated deficit of $258. Our only expenses in 2015,  were for professional, general, and administrative expenses which totaled $13,891. In 2014 the Company had expenses of $258. Our increase in liabilities from $0 in 2014 to $13,890 in 2015 was the result of general and administrative expenses related to our registration as a reporting issuer with the SEC. We will, in all likelihood, sustain continued operating expenses without corresponding revenues, at least until we can complete a business combination with another company, and we will continue to depend upon shareholders, officers, and directors to make loans to the Company to meet any costs that may occur. All such advances will be interest-free.

RESULTS OF OPERATIONS

     The Company has not yet realized any revenues or earnings from operations however, as noted above, it incurs ongoing expenses related to its SEC registration and status as a reporting issuer. We will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until we can complete a business combination with another company.

GOING CONCERN.

The accompanying financial statements are presented on a going concern basis. The company's financial condition raises substantial doubt about the Company's ability to continue as a going concern. The Company does not have cash or other material assets nor does it have any operations or revenues from operations. It is relying on interest free advances from its two officers and directors to meet its limited operating expenses.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

DISCLOSURE OF CONTRACTUAL OBLIGATIONS

The Company has no contractual obligations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that the Company bears no direct market risk. The Company holds no debt or equity securities, no foreign currencies, and has no credit facility. The two officers and directors of the Company have agreed to extend loans to the Company as needed to meet obligations, however these will be interest free. The Company has not made any sales, purchases, or commitments with foreign entities which would expose it to currency risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s financial statements appear at the end of this Form 10-K; they consist of:

Reports Of Independent Registered Public Accounting Firms

Balance Sheets

Statement of Operations

Statement of Changes in Stockholders’ Equity

Statement of Cash Flows

Notes to Financial Statements

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE.

There have been no disagreements with our accountants and no changes to our accounting and financial disclosure.

ITEM 9A.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K.  Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on that evaluation, our management concluded that, as of December 31, 2015, our disclosure controls and procedures were not effective for the same reasons that our internal controls over financial reporting were not adequate.

 Management ’ s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the company. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our chief executive officer and our chief financial officer we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2015, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

•

Insufficient Resources:  We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting to be able to have appropriately designed and operating entity level controls including risk assessment; information and communication; monitoring; and financial reporting.

•

Inadequate Segregation of Duties:  We have an inadequate number of personnel to properly segregate duties to implement control procedures.

•

Lack of Audit Committee and Outside Directors on the Company’s Board of Directors: We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to assess and address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management has discussed the material weakness noted above with our independent registered public accounting firm. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting during its fiscal year that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

Not applicable.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The current members of our board of directors are as follows:

Name of Director

Age

Year First Became a Director

Daniel Masters

70

Member since 2014

Howard Behling

70

Member since 2015

Principal Occupations During at Least the Past Five Years and

Certain Directorships

Daniel Masters, age 70, has been President and a Director of the Company since March 2014. He is also an attorney practicing business law with an emphasis on corporate reorganizations. From

December 2010 to February 2013 he was Secretary, Treasurer, a Director and a controlling shareholder of Retail Spicy Gourmet, Inc. The Company changed its name in February 2013 to Golden Edge Entertainment, Inc. as part of a change in business and a change in control. Mr. Masters continued to serve as Secretary, Treasurer, a Director and a controlling shareholder until February 2015 when there was a second change in control of the company and he resigned all of his positions. He sold all but approximately 15,000 of his shares in February 2015. He was paid a total of $75,000 for his work with this company and the sale of his shares. All periodic filings due when Mr. Masters was an officer were timely filed. The company was similar to BIM Homes in that shares in the company were issued to creditors in bankruptcy and in that it was once a shell company, although it ceased to be a shell company in February 2013 when it entered the music recording and distribution business; it is still in the music business but under new management.  From March 2010 to December 2014 Mr. Masters was the President, a Director and a controlling shareholder of MedBook World, Inc. and since December 2014 he has been Secretary, Treasurer, a Director and a controlling shareholder of this company. He has been paid $78,000 for his work with this company through the date of this filing. All periodic filings due when Mr. Masters was President, that is all filings due between March 2010 and December 2014, were timely filed, however there have been no filings since December 16, 2015. Mr. Masters’ successor as President of MedBook World elected not to file the company’s 10-K and 10-Qs when due but he has stated that he intends to file them in the near future, and Mr. Masters is currently working with the President and the auditors to bring the company current. The company was similar to BIM Homes in that shares in the company were issued to creditors in bankruptcy and in that it is a shell company. From December 2010 to February 2012 Mr. Masters was Secretary, Treasurer, a Director, and a controlling shareholder of Organic Spice Imports, Inc. He sold all but approximately 15,000 of his shares in February 2012 and resigned his positions at the same time, all in connection with a change in control of the company. He was paid a total of $44,475 for his work with this company and the sale of his shares. All periodic filings due when Mr. Masters was an officer were timely filed. The company was similar to BIM Homes in that shares in the company were issued to creditors in bankruptcy and in that it was once a shell company, although it ceased to be a shell company in February 2012 and began providing interactive digital media software and services to advertisers. From December 2010 to February 2013 Mr. Masters served as Secretary, Treasurer, a Director and a controlling shareholder of Spicy Gourmet Manufacturing, Inc. The Company changed its name in October 2012 to BullsNBears.com, Inc. in connection with a change in control and Mr. Masters resigned his positions as Secretary and Treasurer at that time, however he continued to serve as a Director until September 25, 2015 when he resigned from the Board. He sold or retired all but approximately 65,000 of his shares and was paid a total of $50,000 for his work with this company and the sale of his shares through the date of this filing.  Subsequent to Mr. Masters’ resignation as an officer, and during the time he continued to serve as a Director, the Company was late on certain periodic filings and is currently delinquent on the filing of its June 30, 2015 10-Q. Although Mr. Masters has resigned as a Director he continues to urge the President to comply with filing obligations and he is informed the company will file the delinquent 10-Q on or before October 5, 2015. The company was similar to BIM Homes in that shares in the company were issued to creditors in bankruptcy and in that it was once a shell company, although it ceased to be a shell company in October 2012 and began offering a variety of products and services for members of the financial market community including quotation platforms and edgarizing and other issuer services for small cap public companies. Before establishing his current law practice in 2002, Mr. Masters served as an independent investment banker and corporate finance consultant from 1990 to 2002. Between 1978 and 1989 he worked as an investment banker with L.F. Thompson & Co. and at Capital Technology Group; as Vice President for Finance with the Trilon Group, a private holding company with over a billion dollars in assets; and as President of Golden Gate Capital, a venture capital group. Prior to 1978 Mr. Masters held positions as a legislative aid on the staff of the U.S. Congress and as executive assistant to the President of the University of California. Mr. Masters received his Bachelor of Arts Degree (A.B.) from Harvard University and a Juris Doctorate (J.D.) from Thomas Jefferson School of Law where he served on the Editorial Board of the Law Review. Mr. Masters was initially chosen as a Director of the Company because he represented PSD in its successful bankruptcy reorganization. He has remained a Director because his experience in corporate law and business development allow him to provide valuable legal and business advice to the Company.

Howard Behling, age 70, has been Secretary, Treasurer, and a Director of the Company since June 1, 2015. From June 2012 to January 2014 Mr. Behling was Vice President and a Director of Nevada Health Scan, Inc. He was paid $10,000 for his work with this company and retains stock in that company. All periodic filings due when Mr. Behling was an officer were timely filed. The company was similar to BIM Homes in that shares in the company were issued to creditors in bankruptcy and in that it was once a shell company, although the bankruptcy preceded Mr. Behling’s affiliation with the company by four years and it ceased to be a shell company in June 2012 when Mr. Behling became affiliated with it.  Since 2005 Mr. Behling has been, and continues to be, an independent business consultant. Most of his clients have been new corporations in their early development stages. For the past three years he has been consulting with healthcare providers in Baja California on medical tourism from the United States.  From June, 2012 until January, 2014 Mr. Behling was Vice President and a Director of Nevada Health Scan, Inc., a facilitator of medical tourism from the U.S. to Mexico. From 2000 to 2005 Mr. Behling was the Chairman and later President of AmeraMex International Inc., an international heavy equipment dealer. From 1997 through 1999 he was President and director of Veritec, Inc., an electronic identification company, and from 1989 to 1997 he was President of HOMETREND, Inc., the first public real estate franchise company in the United States. Between 1972 and 1989 Mr. Behling was employed as a stockbroker, first at E. F. Hutton & Co., then at Prudential Securities, and finally at Merrill Lynch as a vice president. He earned his B.A. in Business Administration from California State University at Fullerton. Mr. Behling was chosen as a director for his experience as an officer and director of other companies.

The current executive officers of the Company are as follows:

Name of Officer

Age

Position

Daniel Masters

70

President and CEO

Howard Behling

70

Secretary, Treasurer and CFO

Background information on our executive officers is set forth above under our board of directors.

Code of Ethics.

     We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, and persons performing similar functions. The code of ethics will be posted on the investor relations section of the Company's website in the event that we develop a website. At such time as we have posted the code of ethics on our website, we intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding any amendment to, or waiver from, a provision of the code of ethics by posting such information on the website.

Audit Committee.

     Our board of directors has not established an audit committee. In addition, we do not have a compensation committee or executive committee or similar committees. We will not, in all likelihood, establish an audit committee until such time as the Company generates a positive cash flow of which there can be no assurance. We recognize that an audit committee, when established, will play a critical role in our financial reporting system by overseeing and monitoring management's and the independent auditors' participation in the financial reporting process. At such time as we establish an audit committee, its additional disclosures with our auditors and management may promote investor confidence in the integrity of the financial reporting process.

     Until such time as an audit committee has been established, the full board of directors will undertake those tasks normally associated with an audit committee to include, but not by way of limitation, the (i)

review and discussion of the audited financial statements with management, and (ii) discussions with the independent auditors of matters required to be discussed by the Statement On Auditing Standards No. 61 and No. 90, as may be modified or supplemented.

ITEM 11.      EXECUTIVE COMPENSATION.

        During the year ended December 31, 2015 our Secretary / Treasurer / CFO received 10,000 shares of our common stock, issued at par value, as compensation for his services. He was not associated with the Company and did not receive any compensation from the Company in the year ended December 31, 2014. During the year ended December 31, 2015 our President / CEO did not receive any compensation from the Company, however during the year ended December 31, 2014 he received 2,000,000 shares of our common stock, issued at par value, as compensation for his services in that year. There are no agreements in place or contemplated at this time to provide cash or stock compensation to our directors or officers in the future. We have no retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our officers, directors, or employees, and we have no employees at this time.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of December 31, 2015 regarding the beneficial ownership of our common stock (i) by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock, (ii) by each director of the Company, (iii) by each executive officer of the Company and (iv) by all executive officers and directors of the Company as a group.

Name and Address Of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Daniel Masters 6136 Mission Gorge Road Suite 111, San Diego, California	2,000,000	76.05%
Howard Behling 1033 B Ave. #101 Coronado, CA 92118	10,000	0.38%
All Officers and Directors as a Group (two [2] individuals)	2,010,000	76.43%

The remaining 620,000 shares of the Company's outstanding common shares are held by 52 persons, no one of which is known to be the beneficial owner of five percent (5%) or more of the Company’s common shares. There are, as of the date hereof, a total of 2,630,000 common shares issued and outstanding.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS AND

DIRECTOR INDEPENDENCE

On March 6, 2014 a total of 2,000,000 common shares were issued to Daniel Masters, the Company's President and majority shareholder, for services, and on June 1, 2015 a total of 10,000 common shares were issued to Howard Behling, the Company’s Secretary and Treasurer, for services. Both of these transactions valued the stock at par value ($0.0001 per share).

During the year ended December 31, 2015 the President advanced a total of $13,140 to the Company to cover expenses and the Company issued the President three convertible notes. During the three months ended December 31, 2015 the President advanced $6,980 to cover expenses paid during that quarter. The Company issued the President a three years convertible note for the sum of $6,980 at zero interest, convertible into one share of common stock per $0.01 of loan principal. Thus the Note is convertible into a total of 698,000 shares of common stock. During the three months ended September 30, 2015 the President advanced $1,660 to cover expenses paid during that quarter. The Company issued the President a three years’ convertible note for the sum of $1,660 at zero interest, convertible into one share of common stock per $0.01 of loan principal. Thus the Note is convertible into a total of 166,000 shares of common stock. During the three months ended June 30, 2015 the President advanced $4,500 to cover expenses paid during that quarter. The Company issued the President a three years convertible note for the sum of $4,500 at zero interest, convertible into one share of common stock per $0.01 of loan principal. Thus the Note is convertible into a total of 450,000 shares of common stock. As a result of these three Note issuances there are now a total of $13,140 in Notes Payable to a related party, convertible into a total of 1,314,000 shares of common stock.

The Company’s two directors are also its two officers. Therefore none of its directors may be considered as independent.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

PLS, CPA, audited the Company’s financial statements for the year ended December 31, 2015 and the period from March 6, 2014 (inception) to December 31, 2014. The following table sets forth the aggregate fees billed to the Company by PLS, CPA for 2015 and 2014:

2015

2014

Audit fees, including the audit of the Company’s

annual financial statements and fees related to

reviews of quarterly financial statements, consents

and review of registration statements

$7,500

$ 0

Tax fees and tax related fees

   0

   0

All other fees for other services

   0

   0

The Board of Directors acts as the Audit Committee. The Board pre-approves the engagement of accountants to render all audit services for the Company, as well as any changes to the terms of the engagement. The Board will also pre-approve all non-audit related services proposed to be provided by the Company’s independent registered public accounting firm. The Board reviews the terms of the engagement, a description of the engagement and a budget for the engagement.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

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

31.2

Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule

15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to

Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101    The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at December 31, 2015 and December 31, 2014, (ii) Statement of Operations for the year ended December 31, 2015 and the period from March 6, 2014 (inception) to December 31, 2014, (iii) Statement of Changes in Stockholders’ Equity since Inception, (iv) Statement of Cash Flows for the year ended December 31, 2015 and the period from March 6, 2014 (inception) to December 31, 2014, and (v) Notes to Financial Statements.

///

///

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, BIM Homes, Inc., the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 10, 2016

  BIM HOMES, INC.

                                   By: /s/ Daniel Masters

                                       _________________________________

                                       Daniel Masters

                                       President, CEO, and Director

                                   By: /s/ Howard Behling

                                       _________________________________

                                       Howard Behling

                                       Secretary, Treasurer, CFO, and Director

PLS CPA, A PROFESSIONAL CORPORATION

t 4725 MERCURY STREET #210 t SAN DIEGO t CALIFORNIA 92111 t

t TELEPHONE (858)722-5953 t FAX (858) 761-0341  t FAX (858) 764-5480

t E-MAIL changgpark@gmail.com t

________________________________________________________________________________________________________________________________

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

BIM Homes, Inc.

We have audited the accompanying balance sheet of BIM Homes, Inc. (the “Company”) as of December 31, 2015 and 2014 and the related financial statements of operations, changes in shareholder’s equity and cash flows for the year ended December 31, 2015 and the period from March 6, 2014 (inception) to December 31, 2014. These financial statements are the responsibility of the Company’s management.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BIM Homes, Inc. as of December 31, 2015 and 2014, and the results of its operation and its cash flows for the year ended December 31, 2015 and the period from March 6, 2014 (inception) to December 31, 2014 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PLS CPA__

PLS CPA, A Professional Corp.

March 11, 2016

San Diego, CA. 92111

BIM HOMES, INC.
BALANCE SHEETS

ASSETS	December 31, 2015	December 31, 2014

Current Assets
Cash	$ -	$ -
Total Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
Accounts Payable	$ 750	$ -
Convertible Note Due to Shareholder	13,140	-
Total Liabilities	13,890	-

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value, 20,000,000 shares
authorized; no shares issued or outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares
authorized; 2,590,000 shares issued and outstanding
as of December 31, 2015 and 2,580,000 shares issued
and outstanding as of December 31, 2014	259	258
Additional paid-in capital	-	-
Retained Earnings (Deficit)	(14,149)	(258)
Total stockholders' equity (deficit)	(13,890)	-

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ -	$ -

The accompanying footnotes are an integral part of these financial statements

BIM HOMES, INC.
STATEMENT OF OPERATIONS

	For the Year Ended December 31, 2015	For the period from March 6, 2014 to December 31, 2014

Revenue	$ -	$ -
Total Revenue	-	-

Expenses
General & Admin. Expenses	13,891	258
Other Operating Expenses	-	-
Total Expenses	(13,891)	(258)

Net Income (loss)	$ (13,891)	$ -

Basic and Diluted Earnings Income (Loss) per Share	$ (0.005)	$ -

Weighted average shares - basic and diluted	2,585,833	2,580,000

The accompanying footnotes are an integral part of these financial statements

BIM HOMES, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

					Total
	Common Stock		Additional Paid	Accumulated	Stockholders'
	Shares	Amount	In Capital	deficit	Equity

Common stock isssued per Court Order
at Inception, March 6, 2014	580,000	58	-	-	58
Common stock issued for services at
$0.0001 (par value) on March 6, 2014	2,000,000	200	-	-	200
Net loss in year ended December 31, 2014	-	-	-	(258)	(258)
Balance at December 31, 2014	2,580,000	258	-	(258)	-

Common stock issued for services at
$0.0001 (par value) on June 1, 2015	10,000	1	-	-	1
Net loss in year ended December 31, 2015	-	-	-	(13,891)	(13,891)
Balance at December 31, 2015	2,590,000	259	-	(14,149)	(13,890)

The accompanying footnotes are an integral part of these financial statements

BIM HOMES, INC.
STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2015	For the Period from March 6, 2014 to December 31, 2014

OPERATING ACTIVITIES
Net Profit (Loss)	$ (13,891)	$ (258)

Adjustments to reconcile net income to cash
flows provided by operating activities:
Common stock issued per court order		58
Common stock issued for services	1	200
Changes in operating assets and liabilities
Accounts Receivable	-	-
Accrued Liabilities	750	-
Net cash used in operating activities	(13,140)	-

CASH FLOWS (USED) BY INVESTING ACTIVITIES
Investing activities	-	-
Total cash (used) in investing activities	-	-

FINANCING ACTIVITIES
Proceeds from convertible note issuance	13,140	-
Net cash from financing activities	13,140	-

Net change in cash	-	-

Cash at beginning of period	-	-

Cash at end of period	$ -	$ -

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for :
Interest	-	-
Income Taxes	-	-

The accompanying footnotes are an integral part of these financial statements

BIM HOMES, INC.

Notes to Financial Statements

December 31, 2015

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

d. CASH and CASH EQUIVALENT

For  the  Balance  Sheet  and  Statements  of  Cash  Flows,  all  highly  liquid investments  with  maturity of three  months or less are  considered  to be cash equivalents.  The Company had no cash equivalents as of December 31, 2015.

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

f. BASIC AND DILUTED NET LOSS PER SHARE

Net loss per share is calculated in accordance with Codification topic 260, “Earnings Per Share” for the periods presented. Basic net loss per share is computed using the weighted average number of common shares outstanding. Diluted loss per share has not been presented because the common stock equivalents resulting from the issuance of these convertible notes have not been included in the per share calculations because such inclusion would be anti-dilutive. Diluted earnings loss per share is based on the assumption that all dilutive stock options, warrants, and convertible debt are converted or exercised applying the treasury stock method. Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Options, warrants and/or convertible debt will have a dilutive effect, during periods of net profit, only when the average market price of the common stock during the period exceeds the exercise or conversion price of the items.

g. SHARE-BASED COMPENSATION

Codification topic 718 “Stock Compensation” requires that the cost resulting from all share-based transactions be recorded in the financial statements and establishes fair value as the measurement objective for share-based payment transactions with employees and acquired goods or services from non-employees. The codification also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. The Company adopted the codification upon creation of the Company and will expense share based costs in the period incurred. The Company has not adopted a stock option plan or completed a share-based transaction; accordingly no stock-based compensation has been recorded to date.

h. IMPACT OF NEW ACCOUNTING STANDARDS

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

NOTE 4. COMMON STOCK AND PREFERRED STOCK

As of December 31, 2015 the authorized share capital of the Company  consisted of 100,000,000  shares of common stock with $0.0001 par value,  and 20,000,000  shares of preferred  stock also with $0.0001 par value. No other classes of stock are authorized.

COMMON STOCK: As of December 31, 2015 there were a total of 2,590,000 common shares issued and outstanding.

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

As a result of these  issuances  there  were a total  2,590,000  common  shares issued and  outstanding,  and a total of  2,500,000  warrants to acquire  common shares issued and outstanding, at December 31, 2015.

PREFERRED STOCK: The authorized share capital of the Company includes 20,000,000 shares of preferred  stock with $0.0001 par value. As of December 31, 2015 no shares of  preferred  stock  had been  issued  and no shares of  preferred  stock  were outstanding.

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

During the year ended December 31, 2015 the President advanced a total of $13,140 to the Company to cover expenses and the Company issued the President three convertible notes. During the three months ended December 31, 2015 the President advanced $6,980 to cover expenses paid during that quarter. The Company issued the President a three years convertible note for the sum of $6,980 at zero interest, convertible into one share of common stock per $0.01 of loan principal. Thus the Note is convertible into a total of 698,000 shares of common stock. During the three months ended September 30, 2015 the President advanced $1,660 to cover expenses paid during that quarter. The Company issued the President a three years convertible note for the sum of $1,660 at zero interest, convertible into one share of common stock per $0.01 of loan principal. Thus the Note is convertible into a total of 166,000 shares of common stock. During the three months ended June 30, 2015 the President advanced $4,500 to cover expenses paid during that quarter. The Company issued the President a three years convertible note for the sum of $4,500 at zero interest, convertible into one share of common stock per $0.01 of loan principal. Thus the Note is convertible into a total of 450,000 shares of common stock. As a result of these three Note issuances there are now a total of $13,140 in Notes Payable to a related party, convertible into a total of 1,314,000 shares of common stock. As of December 31, 2015 no convertible had been converted.

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

NOTE 8. COMMITMENT AND CONTIGENTCY

There is no commitment or contingency to disclose during the period ended December 31, 2015.

NOTE 9. SUBSEQUENT EVENTS

On February 11, 2016 the Company issued a total of 40,000 restricted shares of its common stock to five individuals: 20,000 restricted shares of its common stock to Konstantin Zecevic; 5,000 restricted shares of its common stock to Frances Munro; 5,000 restricted shares of its common stock to Joseph LeBlanc; 5,000 restricted shares of its common stock to Gulten Balaban Umancan; and 5,000 restricted shares of its common stock to Muzeyyen Balaban. All of these issuances were for services at par value (0.0001 per share).