Form 10-Q
period 2016-03-31
BIM HOMES, INC.
filed 2016-04-25
CIK 1644889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: March 31, 2016

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

Yes  /X/        No  / /

The number of Registrant’s shares of common stock, $0.0001 par value, outstanding as of April 22, 2016 was 2,630,000.

ITEM 1.  FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended March 31, 2016, prepared by the company, immediately follow.

BIM HOMES, INC.
BALANCE SHEETS

ASSETS	March 31, 2016	December 31, 2015
	(Unaudited)
Current Assets
Cash	$ -	$ -
Total Assets	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities
Accounts Payable	$ -	$ 750
Convertible Note Due to Shareholder	27,225	13,140
Total Liabilities	27,225	13,890

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value, 20,000,000 shares
authorized; no shares issued or outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares
authorized; 2,590,000 shares issued and outstanding
as of December 31, 2015 and 2,630,000 shares issued
and outstanding as of March 31, 2016	263	259
Additional paid-in capital	-	-
Accumulated deficit	(27,488)	(14,149)
Total stockholders' equity (deficit)	(27,225)	(13,890)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ -	$ -

T

The accompanying footnotes are an integral part of these financial statements

BIM HOMES, INC.
STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015

Revenue	$ -	$ -
Total Revenue	-	-

Expenses
General & Admin. Expenses	13,339
Other Operating Expenses	-	-
Total Expenses	(13,339)	-

Net Income (loss)	$ (13,339)	$ -

Basic and Diluted Earnings Income (Loss) per Share	$ (0.005)	$ -

Weighted average shares - basic and diluted	2,611,538	2,580,000

The accompanying footnotes are an integral part of these financial statements

BIM HOMES, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31, 2016	For the Three Months Ended March 31, 2015

OPERATING ACTIVITIES
Net Profit (Loss)	$ (13,339)	$ -

Adjustments to reconcile net income to cash
flows provided by operating activities:
Common stock issued for services	4	-
Changes in operating assets and liabilities
Accrued Liabilities	(750)	-
Net cash used in operating activities	(14,085)	-

CASH FLOWS (USED) BY INVESTING ACTIVITIES
Investing activities	-	-
Total cash (used) in investing activities	-	-

FINANCING ACTIVITIES
Proceeds from convertible note issuance	14,085	-
Net cash from financing activities	14,085	-

Net change in cash	-	-

Cash at beginning of period	-	-

Cash at end of period	$ -	$ -

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during period for :
Interest	-	-
Income Taxes	-	-

The accompanying footnotes are an integral part of these financial statements

 BIM HOMES, INC.

Notes to Financial Statements

March 31, 2016

(Unaudited)

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

g. SHARE-BASED COMPENSATION

Codification topic 718 “Stock Compensation” requires that the cost resulting from all share-based transactions be recorded in the financial statements and establishes fair value as the measurement objective for share-based payment transactions with employees and acquired goods or services from non-employees. The codification also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. The Company adopted the codification upon creation of the Company and will expense share based costs in the period incurred. The Company has not adopted a stock option plan or completed a share-based transaction; accordingly, no stock-based compensation has been recorded to date.

h. IMPACT OF NEW ACCOUNTING STANDARDS

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flow.

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

COMMON STOCK: As of March 31, 2016 there were a total of 2,630,000 common shares issued and outstanding.

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

The Court also ordered the distribution of two million five hundred thousand warrants in the Company to all administrative creditors of PSD, with these creditors to receive five warrants in the Company for each $0.10 of PSD’s administrative debt which they held. These creditors received an aggregate of 2,500,000 warrants  consisting of 500,000 "A  Warrants"  each  convertible  into one share of common stock at an exercise price of $4.00;  500,000 "B Warrants" each convertible into one share of common  stock at an exercise  price of $5.00;  500,000  "C  Warrants"  each convertible  into one  share of  common  stock at an  exercise  price of  $6.00; 500,000 "D  Warrants"  each  convertible  into one share of common stock at an exercise price of $7.00;  and 500,000 "E Warrants" each  convertible  into one share  of  common  stock  at an  exercise  price  of  $8.00.  All warrants are exercisable at any time prior to August 30, 2016. As of the date of this report, no warrants have been exercised.

On March 6, 2014 the Company issued a total of 2,000,000 common shares to its President and director for services at par value.

On June 1, 2015 the Company issued a total of 10,000 common shares to its Secretary and Treasurer and a director for services at par value.

On February 11, 2016 the Company issued a total of 40,000 restricted shares of its common stock to five individuals: 20,000 restricted shares of its common stock to Konstantin Zecevic; 5,000 restricted shares of its common stock to Frances Munro; 5,000 restricted shares of its common stock to Joseph LeBlanc; 5,000 restricted shares of its common stock to Gluten Balaban Ugandan; and 5,000 restricted shares of its common stock to Muzeyyen Balaban. All of these issuances were for services at par value (0.0001 per share).

As a result of these issuances there were a total 2,630,000 common shares issued and outstanding, and a total of 2,500,000 warrants to acquire common shares issued and outstanding, at March 31, 2016.

PREFERRED STOCK: The authorized share capital of the Company includes 20,000,000 shares of preferred stock with $0.0001 par value. As of March 31, 2016 no shares of preferred stock had been issued and no shares of preferred stock were outstanding.

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

During the year ended December 31, 2015 the President advanced a total of $13,140 to the Company to cover expenses and the Company issued the President three convertible notes totaling $13,140. During the three months ended on March 31, 2016 the President advanced a total of $14,085 to cover expenses and on that date the Company issued the President a fourth note, this one for the principal sum of $14,085. This note was also for a term of three years, was at zero interest, and was convertible into one share of common stock per $0.01 of loan principal. Thus the Note is convertible into a total of 1,408,450 shares of common stock. As a result of these four Note issuances there are now a total of $27,225 in Notes Payable to a related party, convertible into a total of 2,722,450 shares of common stock. As of March 31, 2016 no convertible had been converted.

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

NOTE 8. COMMITMENT AND CONTIGENTCY

There is no commitment or contingency to disclose during the period ended March 31, 2016.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2015.

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

BUSINESS AND PLAN OF OPERATION

BIM Homes, Inc. (“the Company” or “the Issuer”) was organized under the laws of the State of Delaware on March 6, 2014 as part of the implementation of the Chapter 11 plan of reorganization of Pacific Shores Development, Inc. (“PSD”). PSD had been in the residential real estate development business and the predecessor of the issuer was a subsidiary of PSD engaged in the development of low cost single family homes on in-fill lot sites. Under PSD's Plan of Reorganization the Company was incorporated to: (1) receive and own the interest which PSD had in the development business which focused on the construction of low cost homes; and (2) issue shares of its common stock to PSD’s general unsecured creditors and its administrative creditors. While it remains possible that management will find opportunities for the Company in the low cost residential construction industry, management is currently engaged in a search for a business to enter or an existing company which it can acquire, merge with, or joint venture with, and this search is not limited to the real estate development and construction industry.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2016 we had no assets and we had liabilities totaling $27,225 and an accumulated deficit of $27,488. As of December 31, 2015 we had no assets and we had liabilities totaling $13,890 and we had an accumulated deficit of $14,149. As of March 31, 2015 we had no assets and no liabilities and an accumulated deficit of $258. Our only expenses in the three months ended March 31, 2016 were for professional, general, and administrative expenses which totaled $13,339. We had no revenues during the period. In the three months ended March 31, 2015 we had no expenses and no revenue. Our increase in liabilities from $0 at March 31, 2015 to $27,225 at March 31, 2016 was the result of general and administrative expenses related to our registration as a reporting issuer with the SEC and our application for DTC eligibility. We will, in all likelihood, sustain continued operating expenses without corresponding revenues, at least until we can complete a business combination with another company, and we will continue to depend upon shareholders, officers, and directors to make loans to the Company to meet any costs that may occur. All such advances will be interest-free.

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

ITEM 4.     CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective for the same reasons that our internal control over financial reporting were not adequate.

INTERNAL CONTROL OVER FINANCIAL REPORTING

As indicated in our Form 10-K filed on March 11, 2016, our Principal Executive Officer and Principal Financial Officer concluded that our internal control over financial reporting was not effective during the 2015 fiscal year at the reasonable assurance level, as a result of a material weakness primarily related to a lack of a sufficient number of personnel with appropriate training and experience in accounting principles generally accepted in the United States of America, or GAAP.

We are currently in the process of evaluating the steps necessary to remediate this material weakness.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no change in our internal control over financial reporting that occurred during the quarterly period ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risks to our business from those described in our Form 10-K as filed with the SEC on March 11, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 11, 2016 the Company issued a total of 40,000 restricted shares of its common stock to five individuals: 20,000 shares to Konstantin Zecevic; 5,000 shares to Frances Munro; 5,000 shares to Joseph LeBlanc; 5,000 shares to Gluten Balaban Ugandan; and 5,000 shares to Muzeyyen Balaban. All of these issuances were for services at par value (0.0001 per share).

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

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (extensible Business Reporting Language); (i) Balance Sheets at March 31, 2016 and December 31, 2015, (ii) Statement of Operations for the three months ended March 31, 2016 and 2015, (iii) Statement of Cash Flows for the three months ended March 31, 2016 and 2015, and (iv) Notes to Financial Statements.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 25, 2016

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