Form 10-Q
period 2016-06-30
BIM HOMES, INC.
filed 2016-08-15
CIK 1644889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

[  ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

COMMISSION FILE NUMBER: 000-55489

BIM Homes, Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-4184146
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Legal & Compliance, LLC 330 Clematis Street, Suite 217 West Palm Beach	33401
(Address of principal executive offices)	(Zip Code)

(646) 481-9677
(Registrant’s telephone number, including area code)

3136 Mission Gorge Rd., Suite 111, San Diego, CA 92120
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [  ] No

As of August 12, 2016, the registrant had 2,630,000 shares of common stock, par value $0.0001 per share, issued and outstanding.

BIM HOMES, INC.

PART I - FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

BIM HOMES, INC.

BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$-	$-

TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$-	$750
Related party convertible loans	-	13,140

TOTAL CURRENT LIABILITIES	-	13,890

STOCKHOLDERS’ DEFICIT:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2016 and December 31, 2015	-	-
Common stock, $.0001 par value, 100,000,000 shares authorized, 2,630,000 and 2,590,000 shares issued and outstanding at June 30, 2016 and December 31, 2015	263	259
Additional paid-in capital	30,475	-
Accumulated deficit	(30,738)	(14,149)

TOTAL STOCKHOLDERS’ DEFICIT	-	(13,890)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying unaudited notes to the unaudited financial statements are an integral part of these statements.

BIM HOMES, INC.

STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-	$-

Operating Expenses:
Professional fees	3,250	4,600	16,585	4,600
General and administrative	-	61	4	61

Total Operating Expenses	3,250	4,661	16,589	4,661

Loss from Operations	(3,250)	(4,661)	(16,589)	(4,661)

Net Loss	$(3,250)	$(4,661)	$(16,589)	$(4,661)

Net loss per common share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding:
Basic and diluted	2,630,000	2,583,287	2,620,769	2,581,602

The accompanying unaudited notes to the unaudited financial statements are an integral part of these statements.

BIM HOMES, INC.

STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2016	2015
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,589)	$(4,661)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4	1
Changes in operating assets and liabilities:
Accounts payable and accrued xpenses	(750)	160

NET CASH USED IN OPERATING ACTIVITIES	(17,335)	(4,500)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from related party loans	17,335	4,500

NET CASH PROVIDED BY FINANCING ACTIVITIES	17,335	4,500

NET INCREASE (DECREASE) IN CASH	-	-

Cash, beginning of year	-	-

Cash, end of period	$-	$-

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying unaudited notes to the unaudited financial statements are an integral part of these statements

BIM HOMES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2016

NOTE 1 – ORGANIZATION AND NATURE OF OPERATIONS

BIM Homes, Inc. (“the Company”, “we”, “us”, “our” or “the Issuer”) was organized under the laws of the State of Delaware on March 6, 2014. The Company was established as part of the Chapter 11 reorganization of Pacific Shores Development, Inc. (“PSD”). Under PSD’s Plan of Reorganization, as confirmed by the U.S. Bankruptcy Court for the Southern District of California, the Company was incorporated to: (1) receive and own the interest which PSD had in a development business which focused on the construction of low cost homes; and (2) issue shares of its common stock to PSD’s general unsecured creditors and its administrative creditors. The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations. The Company is currently searching for business opportunities and is seeking an existing company which we could acquire, merge with, or joint venture with.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The unaudited financial statements for the three and six months ended June 30, 2016 and 2015 have been prepared by us without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of June 30, 2016 and 2015, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments.

Risks and uncertainties for development stage company

We are considered to be in the development stage as defined in the accounting standards since we have not commenced planned principal operations.  Our activities since inception include devoting substantially all of our efforts to searching for business opportunities. Additionally, we have allocated a substantial portion of our time and investment to seeking an existing company which we could acquire, merge with or joint venture with.  We have not yet generated any revenue from operations. The Company’s activities during the development stage are subject to significant risks and uncertainties.

Going concern

These unaudited financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business.

As reflected in the accompanying unaudited financial statements, the Company had a net loss of $16,589 and $4,661 for the six months ended June 30, 2016 and 2015, respectively, and net cash used in operations of $17,335 and $4,500 for the six months ended June 30, 2016 and 2015, respectively, and an accumulated deficit and a stockholders’ deficit of $30,738 and $0, respectively, at June 30, 2016, and did not generate any revenue for the six months ended June 30, 2016. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. The Company has been funded by working advances from related parties. The Company’s future operations are dependent upon external funding and its ability to execute its business.

The unaudited financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company plans on raising capital through the sale of equity or debt instruments to implement its business plan. There is no assurance these plans will be realized.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

BIM HOMES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2016

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic loss per common share

Basic income (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period. All potentially dilutive common shares were excluded from the computation of diluted shares outstanding as they would have an anti-dilutive impact on the Company’s net losses and consisted of the following:

	June 30, 2016	June 30, 2015
Warrants	2,500,000	2,500,000

Income tax

Deferred income tax assets and liabilities arise from temporary differences between the financial statements and tax basis of assets and liabilities, as measured by the enacted tax rates, which are expected to be in effect when these differences reverse. Deferred tax assets and liabilities are classified as current or non-current, depending upon the classification of the asset or liabilities to which they relate. Deferred tax assets and liabilities not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes” (ASC 740-10). Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a “more-likely-than-not” threshold.

The Company does not believe it has any uncertain tax positions as of June 30, 2016 and 2015 that would require either recognition or disclosure in the accompanying financial statements.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the service period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date.

Recently issued accounting pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

BIM HOMES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

June 30, 2016

NOTE 3 – RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2016 and during fiscal 2015, the former chief executive officer of the Company advanced a total of $17,335 and $13,140 to the Company to cover expenses, respectively. In connection with these advances, the Company issued the former chief executive officer convertible notes totaling $27,225 and the Company received additional advances of $3,250 during the three months ended June 30, 2016. These notes had a term of three years, non-interest bearing, and were convertible into one share of common stock per $0.01 of loan principal. On May 13, 2016, the former chief executive officer of the Company agreed to cancel all debt owed to him. In connection with this cancellation, the cancelled debt was reflected as a contribution of capital by the former officer and accordingly, reduced the loan amounts due by $30,475 and increased paid-in capital by $30,475. At June 30, 2016 and December 31, 2015 convertible notes – related party amounted to $0 and $13,140, respectively.

Effective June 17, 2016, certain stockholders and warrant holders of the Company sold an aggregate of 2,495,000 shares of the Company’s common stock and warrants to purchase 2,500,000 shares of the Company’s common stock, resulting in a change of control of the Company. Armada Enterprises GP, LLC (“Armada”) purchased 2,000,000 shares of common stock, representing 76.0% of the Company’s outstanding common stock, and 2,005,000 warrants to purchase shares of common stock in these transactions. The Company’s chief executive officer, Milan Saha serves as Armada’s Chief General Counsel.

NOTE 4 – STOCKHOLDERS’ DEFICIT

As of June 30, 2016, the authorized share capital of the Company consisted of 100,000,000 shares of common stock with $0.0001 par value per share, and 20,000,000 shares of preferred stock also with $0.0001 par value per share. No other classes of stock are authorized.

Preferred stock

The Company has authorized 20,000,000 shares of preferred stock with $0.0001 par value per share. As of June 30, 2016 no shares of preferred stock are issued and outstanding.

Common stock

On February 11, 2016 the Company issued a total of 40,000 restricted shares of its common stock to five individuals: 20,000 restricted shares of its common stock to Konstantin Zecevic; 5,000 restricted shares of its common stock to Frances Munro; 5,000 restricted shares of its common stock to Joseph LeBlanc; 5,000 restricted shares of its common stock to Gluten Balaban Ugandan; and 5,000 restricted shares of its common stock to Muzeyyen Balaban. All of these issuances were for services valued at a nominal value of 0.0001 per share.

Warrants

Warrant activities for the six months ended June 30, 2016 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2015	2,500,000	$6.00	-	$-
Granted	-	-	-	-
Forfeited	-	-	-	-
Balance Outstanding June 30, 2016	2,500,000	$6.00	0.17	$-

Exercisable, June 30, 2016	2,500,000	$6.00	0.17	$-

NOTE 5 – CONCENTRATIONS

The Company has relied on related party working capital loans to fund its operations.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included in this Quarterly Report on Form 10-Q and the audited financial statements and notes thereto as of and for the year ended December 31, 2015.

FORWARD-LOOKING STATEMENTS

The discussion contained herein contains “forward-looking statements” that involve risk and uncertainties. These statements may be identified by the use of terminology such as “believes,” “expects,” “may,” “should” or anticipates” or expressing this terminology negatively or similar expressions or by discussions of strategy. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. Our actual results could differ materially from those discussed in this report.

Business and Plan of Operation

BIM Homes, Inc. (“the Company” or “the Issuer”) was organized under the laws of the State of Delaware on March 6, 2014 as part of the implementation of the Chapter 11 plan of reorganization of Pacific Shores Development, Inc. (“PSD”). PSD had been in the residential real estate development business and the predecessor of the issuer was a subsidiary of PSD engaged in the development of low cost single family homes on in-fill lot sites. Under PSD’s Plan of Reorganization the Company was incorporated to: (1) receive and own the interest which PSD had in the development business which focused on the construction of low cost homes; and (2) issue shares of its common stock to PSD’s general unsecured creditors and its administrative creditors. While it remains possible that management will find opportunities for the Company in the low cost residential construction industry, management is currently engaged in a search for a business to enter or an existing company which it can acquire, merge with, or joint venture with, and this search is not limited to the real estate development and construction industry.

Results of Operations

The Company has not yet realized any revenues or earnings from operations however, as noted above, it incurs ongoing expenses related to its SEC registration and status as a reporting issuer. We will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until we can complete a business combination with another company.

Going Concern

The accompanying unaudited financial statements are presented on a going concern basis. The company’s financial condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company has no cash and no other material assets and it has no operations or revenues from operations. It is relying on advances from officers and directors to meet its limited operating expenses.

Liquidity and Capital Resources

As of June 30, 2016, we had no assets or liabilities and an accumulated deficit of $30,738. As of December 31, 2015 we had no assets and we had liabilities totaling $13,890 and we had an accumulated deficit of $14,149. Our only expenses during the six months ended June 30, 2016 were for professional, and general and administrative expenses which totaled $16,589. We had no revenues during the period. We will, in all likelihood, sustain continued operating expenses without corresponding revenues, at least until we can complete a business combination with another company. During the six months ended June 30, 2016, working capital loans from our former chief executive officer amounted to $17,335. We will continue to depend upon shareholders, officers, and directors to make loans to the Company to meet any costs that may occur. All such advances will be interest-free.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

We have no fixed contractual obligations and commitments that include future estimated payments.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our audited and unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the unaudited financial statements.

Stock-based compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the service period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. We initially record compensation expense based on the fair value of the award at the reporting date.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

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

Changes in Internal Control

There was no change in our internal control over financial reporting that occurred during the quarterly period ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within any company have been detected.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Not required of smaller reporting companies

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Potential Limited Partnership Conversion

The Company’s board of directors has approved of a plan for conversion of the Company from a corporation to a publicly traded limited partnership. It is anticipated that the Company, upon becoming a publicly traded limited partnership, will be managed by Armada Enterprises GP, LLC, a Delaware limited liability company (currently the majority shareholder of the Company), as the Company’s general partner. The Company has begun implementation of its plans to convert the Company from a corporation to a publicly traded limited partnership.

ITEM 6. - EXHIBITS

Exhibit No.	Description

31.1*	Rule 13a-14(a)/15d-14(a) Certificate of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certificate of Chief Financial Officer
32.1*	Section 1350 Certificate of Chief Executive Officer and Chief Financial Officer

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIM Homes, Inc. (Registrant)

Date: August 15, 2016	/s/ Milan Saha
Milan Saha
Chief Executive Officer

Date: August 15, 2016	/s/ Milan Saha
Milan Saha Chief Financial Officer

