Form 10-Q
period 2016-09-30
BIM HOMES, INC.
filed 2016-11-16
CIK 1644889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

N/A

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

As of November 15, 2016, the registrant had 2,634,165 shares of common stock, par value $0.0001 per share, issued and outstanding.

BIM HOMES, INC.

PART 1 – FINANCIAL STATEMENTS

ITEM 1. FINANCIAL STATEMENTS

BIM HOMES, INC.

BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$-	$-
Prepaid expenses	4,306	-

TOTAL CURRENT ASSETS	4,306	-

TOTAL ASSETS	$4,306	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$686	$750
Due to related party	468	-
Related party convertible loans	-	13,140

TOTAL CURRENT LIABILITIES	1,154	13,890

STOCKHOLDERS' DEFICIT:
Preferred stock, $.0001 par value, 20,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2016 and December 31, 2015	-	-
Common stock, $.0001 par value, 100,000,000 shares authorized, 2,634,165 and 2,590,000 shares issued and outstanding at September 30, 2016 and December 31, 2015	264	259
Additional paid-in capital	55,464	-
Accumulated deficit	(52,576)	(14,149)

TOTAL STOCKHOLDERS' DEFICIT	3,152	(13,890)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,306	$-

The accompanying unaudited notes to the unaudited financial statements are an integral part of these statements.

BIM HOMES, INC.

STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues	$-	$-	$-	$-

Operating Expenses:
Professional fees	21,838	1,500	38,423	6,100
General and administrative	-	-	4	61

Total Operating Expenses	21,838	1,500	38,427	6,161

Loss from Operations	(21,838)	(1,500)	(38,427)	(6,161)

Net Loss	$(21,838)	$(1,500)	$(38,427)	$(6,161)

Net loss per common share, basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding:
Basic and diluted	2,630,815	2,590,000	2,624,142	2,584,432

The accompanying unaudited notes to the unaudited financial statements are an integral part of these statements.

BIM HOMES, INC.

STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,
	2016	2015
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,427)	$(6,161)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	4	1
Changes in operating assets and liabilities:
Prepaid expenses	(4,306)	-
Accounts payable and accrued expenses	(64)	-

NET CASH USED IN OPERATING ACTIVITIES	(42,793)	(6,160)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	24,990	-
Proceeds from related party advances	15,202	-
Repayment of related party advances	(14,734)	-
Proceeds from related party loans	17,335	6,160

NET CASH PROVIDED BY FINANCING ACTIVITIES	42,793	6,160

NET INCREASE (DECREASE) IN CASH	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-Cash Investing and Financing Activities:
Related party convertible loans cancelled and reclassified to paid-in capital	$30,475	$-

The accompanying unaudited notes to the unaudited financial statements are an integral part of these statements.

BIM HOMES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2016

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The unaudited financial statements for the three and nine months ended September 30, 2016 and 2015 have been prepared by us without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments necessary to present fairly our financial position, results of operations, and cash flows as of September 30, 2016 and 2015, and for the periods then ended, have been made. Those adjustments consist of normal and recurring adjustments.

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

As reflected in the accompanying unaudited financial statements, the Company had a net loss of $38,427 and $6,161 for the nine months ended September 30, 2016 and 2015, respectively, and net cash used in operations of $42,793 and $6,160 for the nine months ended September 30, 2016 and 2015, respectively, and an accumulated deficit and stockholders’ equity of $52,576 and $3,152, respectively, at September 30, 2016, and did not generate any revenue for the nine months ended September 30, 2016. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital, implement its business plan, and generate significant revenues. The Company has been funded by working advances from related parties. The Company’s future operations are dependent upon external funding and its ability to execute its business.

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

September 30, 2016

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

	September 30, 2016	September 30, 2015
Warrants	2,495,835	2,500,000

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

The Company does not believe it has any uncertain tax positions as of September 30, 2016 and 2015 that would require either recognition or disclosure in the accompanying unaudited financial statements.

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

Recently issued accounting pronouncements

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying unaudited financial statements.

NOTE 3 – RELATED PARTY TRANSACTIONS

Related party convertible loans

During the nine months ended September 30, 2016 and during fiscal 2015, the former chief executive officer of the Company advanced a total of $17,335 and $13,140 to the Company to cover expenses, respectively. In connection with these advances, the Company issued the former chief executive officer convertible notes totaling $27,225 and the Company received additional advances of $3,250 during the three months ended June 30, 2016. These notes had a term of three years, non-interest bearing, and were convertible into one share of common stock per $0.01 of loan principal. On May 13, 2016, the former chief executive officer of the Company agreed to cancel all debt owed to him. In connection with this cancellation, the cancelled debt was reflected as a contribution of capital by the former officer and accordingly, reduced the loan amounts due by $30,475 and increased paid-in capital by $30,475. At September 30, 2016 and December 31, 2015 convertible notes – related party amounted to $0 and $13,140, respectively.

BIM HOMES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2016

NOTE 3 – RELATED PARTY TRANSACTIONS (continued)

Due to related party

Effective June 17, 2016, certain stockholders and warrant holders of the Company sold an aggregate of 2,495,000 shares of the Company’s common stock and warrants to purchase 2,500,000 shares of the Company’s common stock, resulting in a change of control of the Company. Armada Enterprises GP, LLC (“Armada”) purchased 2,000,000 shares of common stock, representing 76.0% of the Company’s outstanding common stock, and 2,005,000 warrants to purchase shares of common stock in these transactions. The Company’s chief executive officer, Milan Saha serves as Armada’s Chief General Counsel. During the nine months ended September 30, 2016, Armada advanced the Company $15,202 for working capital purposes and the Company repaid Armada $14,734. The advances bear no interest, are unsecured and are payable on demand. At September 30, 2016, the Company owed Armada $468 which is reflected as due to related party on the accompanying balance sheet.

NOTE 4 – STOCKHOLDERS’ DEFICIT

As of September 30, 2016, the authorized share capital of the Company consisted of 100,000,000 shares of common stock with $0.0001 par value per share, and 20,000,000 shares of preferred stock also with $0.0001 par value per share. No other classes of stock are authorized.

Preferred stock

The Company has authorized 20,000,000 shares of preferred stock with $0.0001 par value per share. As of September 30, 2016 no shares of preferred stock are issued and outstanding.

Common stock

On February 11, 2016 the Company issued a total of 40,000 restricted shares of its common stock to five individuals: 20,000 restricted shares of its common stock to Konstantin Zecevic; 5,000 restricted shares of its common stock to Frances Munro; 5,000 restricted shares of its common stock to Joseph LeBlanc; 5,000 restricted shares of its common stock to Gluten Balaban Ugandan; and 5,000 restricted shares of its common stock to Muzeyyen Balaban. All of these issuances were for services valued at a nominal value of $0.0001 per share.

On September 12, 2016, the Company issued 4,165 shares of its common stock upon exercise of 4,165 warrants for cash proceeds of $24,990.

Warrants

On August 19, 2016, the Company entered into a series of warrant amendment agreements (collectively, the “Warrant Amendments”) in order to extend the expiration date of certain outstanding warrants from August 30, 2016 to August 30, 2017. The Company analyzed the incremental value of the modified warrants as compared to the original warrant value, both valued as of the modification date, The Company determined there was no warrant modification expense as the warrants had nominal value. The warrants subject to the term extension were valued using the Black-Scholes Option Pricing Model and the following weighted average assumptions:

Assumption:	Pre- modification	Post- modification
Market price per share	$0.01	$0.01
Average exercise price per share	$6.00	$6.00
Risk-free interest rate	0.20%	0.59%
Remaining contractual term in years	0.03	1.03
Volatility	100.0%	100.0%
Dividend rate	0.0%	0.0%
Fair Value per share	$0.00	$0.00

Warrant activities for the nine months ended September 30, 2016 are summarized as follows:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance Outstanding December 31, 2015	2,500,000	$6.00	-	$-
Granted	-	-	-	-
Exercised	(4,165)	6.00	-	-
Balance Outstanding September 30, 2016	2,495,835	$6.00	0.92	$-

Exercisable, September 30, 2016	2,495,835	$6.00	0.92	$-

BIM HOMES, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

September 30, 2016

NOTE 5 – CONCENTRATIONS

The Company has relied on related party working capital loans and advances to fund its operations.

NOTE 6 – SUBSEQUENT EVENTS

On October 1, 2016, the Company entered into a revolving line of credit agreement (the “Line of Credit”) with Deonarayan P. Saha, the father of the Company’s chief executive officer (the “Lender”). The Lender established a revolving line of credit in the Company’s favor in the amount of Twenty Thousand Dollars ($20,000), in the form of approved charges on two of the Lender’s credit cards. The Lender may cancel either or both of these credit cards at any time. At any time that the Company desires the Lender make a charge against a credit card, the Company may request the same, and the Lender for any or no reason may deny such request. The line of credit advances made will not bear interest if the Company pays off the balance on the credit cards when a monthly payment is due, and the Company will pay the interest on the credit cards on the amount of any unpaid balance on the credit cards for the Company’s charges against the credit cards. Through November 10, 2016, the Company borrowed approximately $14,807 under this Line of Credit and repaid $14,807.

On November 4, 2016, the Company entered into a 12% convertible promissory note payable (the “Convertible Note”) with a principal amount of $100,000. Principal and all accrued interest payable is due on November 4, 2017. The holder of the Convertible Note has an option to convert all or any portion of the accrued interest and unpaid principal balance of the Convertible Note into the common stock of the Company at 25% of the average of the lowest three trading day prices for the common stock during the ten trading days prior to the conversion date. Additionally, upon the conversion of the Convertible Note, the Company shall issue to the holder on the conversion date a number of additional shares of common stock equal to (i) 10% of the principal amount converted divided by (ii) the lower of (a) $1.00 or (b) the average of the lowest three trading prices for the common stock during the ten trading day period prior to the conversion date. The Company shall have no right of prepayment. The Convertible Note is secured by all of the Company’s assets and is guaranteed by Armada Enterprises GP, LLC, the majority shareholder of the Company. In accordance with FASB ASC Topic No. 815, the embedded conversion option does not meet the definition of a derivative since the common shares underlying the conversion option are not readily convertible to cash because there is an inactive market for the Company’s common stock.

On October 28, 2016, the Company’s board of directors approved of a plan for conversion of the Company from a corporation to a publicly traded limited partnership. It is anticipated that the Company, upon becoming a publicly traded limited partnership, will be managed by Armada Enterprises GP, LLC, a Delaware limited liability company (currently the majority shareholder of the Company), as the Company’s general partner. The Company has begun implementation of its plans to convert the Company from a corporation to a publicly traded limited partnership.

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

Going Concern

The accompanying unaudited financial statements are presented on a going concern basis. The company’s financial condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company has no cash and no other material assets and it has no operations or revenues from operations. It is relying on advances from officers, directors, related parties and third parties to meet its limited operating expenses.

Liquidity and Capital Resources

As of September 30, 2016, we had $4,306 in assets, $1,154 in liabilities and an accumulated deficit of $52,576. As of December 31, 2015 we had no assets and we had liabilities totaling $13,890 and we had an accumulated deficit of $14,149. Our only expenses during the nine months ended September 30, 2016 were for professional, and general and administrative expenses which totaled $38,427. We had no revenues during the period. We will, in all likelihood, sustain continued operating expenses without corresponding revenues, at least until we can complete a business combination with another company.

We will continue to depend upon shareholders, officers, and directors to make loans to the Company to meet any costs that may occur. All such advances will be interest-free.

During the nine months ended September 30, 2016, working capital loans from our former chief executive officer amounted to $17,335. On May 13, 2016, the former chief executive officer of the Company agreed to cancel all debt owed to him. In connection with this cancellation, the cancelled debt was reflected as a contribution of capital by the former officer and accordingly, reduced the loan amounts due by $30,475 and increased paid-in capital by $30,475.

During the nine months ended September 30, 2016, Armada Enterprises GP, LLC (“Armada”), our majority shareholder, advanced the Company $15,202 for working capital purposes and the Company repaid Armada $14,734. The advanced bear no interest, are unsecured and are payable on demand, At September 30, 2016, we owed Armada $468 which is reflected as due to related party on the accompanying balance sheet.

On October 1, 2016, we entered into a revolving line of credit agreement (the “Line of Credit”) with Deonarayan P. Saha, the father of the Company’s chief executive officer (the “Lender”). The Lender established a revolving line of credit in our favor in the amount of $20,000, in the form of approved charges on two of the Lender’s credit cards. The Lender may cancel either or both of these credit cards at any time. At any time that we desire the Lender make a charge against a credit card, we may request the same, and the Lender for any or no reason may deny such request. The line of credit advances made will not bear interest if we pay off the balance on the credit cards when a monthly payment is due, and we will pay the interest on the credit cards on the amount of any unpaid balance on the credit cards for our charges against the credit cards. Through November 10, 2016, we borrowed approximately $14,807 under this Line of Credit and repaid $14,807.

On November 4, 2016, we entered into a 12% convertible promissory note payable (the “Convertible Note”) with a principal amount of $100,000. Principal and all accrued interest payable is due on November 4, 2017. The holder of the Convertible Note has an option to convert all or any portion of the accrued interest and unpaid principal balance of the Convertible Note into the common stock of the Company at 25% of the average of the lowest three trading day prices for the common stock during the ten trading days prior to the conversion. Additionally, upon the conversion of the Convertible Note, we shall issue to the holder on the conversion date a number of additional shares of common stock equal to (i) 10% of the principal amount converted divided by (ii) the lower of (a) $1.00 or (b) the average of the lowest three trading prices for the common stock during the ten trading day period prior to the conversion date. We shall have no right of prepayment. The Convertible Note is secured by all of the Company’s assets and is guaranteed by Armada Enterprises GP, LLC, the majority shareholder of the Company. Pursuant to ASC Topic 470-20-525 (Debt with conversion and other options), since this convertible note had fixed conversion percentages of 25% of the stock price, we determined it had a fixed maximum amounts that can be settled for the debt. Accordingly, on November 4, 2016, we recorded an embedded conversion option liability amounting to $300,000 since the Convertible Note is convertible for the conversion premium and recorded interest expense of $300,000. Upon conversion, the embedded conversion option liability of will be reclassified to additional paid-in capital.

Contractual Obligations and Off-Balance Sheet Arrangements

Contractual Obligations

As of September 30, 2016, we have no fixed contractual obligations and commitments that include future estimated payments.

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

Changes in Internal Control

There was no change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 1A. RISK FACTORS

Not required of smaller reporting companies

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 12, 2016, the Company issued 4,165 shares of its common stock upon exercise of 4,165 warrants for cash proceeds of $24,990.

The foregoing share issuance was made in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), under Regulation D and Section 4(2) of the Securities Act.

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

BIM Homes, Inc. (Registrant)

Date: November 16, 2016	/s/ Milan Saha
Milan Saha
Chief Executive Officer

Date: November 16, 2016	/s/ Milan Saha
Milan Saha
Chief Financial Officer

