Form 10-K
period 2016-12-31
BIM HOMES, INC.
filed 2017-05-19
CIK 1644889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55489

BIM HOMES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	47-4184146
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

40 Wall Street, 28th Floor,
New York, New York	10005
(Address of principal executive offices)	(Zip Code)

(646) 481-9671

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, $0.0001 par value	OTC PINK
(Title of each class)	(Name of Exchange on
which Registered)

Securities Registered Pursuant to Section 12(g) of the Act:

None

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

Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [  ] No

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [X] Yes [  ] No

The aggregate market value of BIM Homes, Inc. common stock held by non-affiliates of BIM Homes, Inc. as of the last business day of BIM Homes, Inc. most recently completed fiscal year (December 31, 2016) was approximately $0.00 (based on lack of any trade or posted price reported by OTC on or prior to December 31, 2016). For this purpose, all of BIM Homes, Inc. officers and directors and their affiliates were assumed to be affiliates of BIM Homes, Inc.

As of May 19, 2017, the registrant had 2,634,165 shares of common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

BIM HOMES, INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2016

PART I

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

Effective June 17, 2016, certain stockholders and warrant holders of BIM Homes, Inc. (the “Company”) sold an aggregate of 2,495,000 shares of the Company’s common stock and warrants to purchase 2,500,000 shares of the Company’s common stock, resulting in a change of control of the Company. Armada Enterprises GP, LLC (“Armada GP”), having purchased 2,000,000 of the 2,630,000 shares outstanding as of June 17, 2016 became the controlling shareholder of the Company.

Effective July 6, 2016, the Company’s existing officers and directors resigned and Armada GP appointed its general counsel, Milan Saha, to be the Company’s Chief Executive Officer, President, Secretary, Treasurer and sole director.

On October 28, 2016, the Company’s board of directors approved a plan for conversion of the Company from a corporation to a publicly traded limited partnership. It is anticipated that the Company, upon becoming a publicly traded limited partnership, will be managed by Armada Enterprises GP, LLC, a Delaware limited liability company (currently the majority shareholder of the Company), as the Company’s general partner. The Company has begun implementation of its plans to convert the Company from a corporation to a publicly traded limited partnership.

Description of Current Business

The Company is in the process of effecting a plan to convert from a corporation to a publicly traded partnership. It is our present intention to continue to comply with all of the reporting requirements under the 1934 Act. It is anticipated that we will incur nominal expenses in the implementation of the business plan described herein. The Company has raised the funds to pay these expenses through a convertible note and there remain some expenses still outstanding. The Company anticipates incurring additional expenses in the completion of its plan and is seeking to raise additional capital through convertible notes to pay these expenses.

Upon completion of the conversion to a publicly traded limited partnership, the Company plans to acquire assets based upon their ability to generate available cash flow to distribute to the Company’s limited partnership interest holders. After conversion, it is our present intent that we will not submit acquisitions to our shareholders for approval as the Company’s management would then be vested in the general partner.

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

JOBS Act

The United States Congress passed the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), which provides for certain exemptions from various reporting requirements applicable to public companies that are reporting companies and are “emerging growth companies.” We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company we will not be required to:

-	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act; comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

-	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

-	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive’s compensation to median employee compensation.

We will remain an “emerging growth company” until the last day of the fiscal year following the fifth anniversary of the date of our first sale of common equity securities pursuant to an effective registration statement, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

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

Competition

We will compete with other companies that seek to make acquisitions of assets accretive to their balance sheet that can generate consistent stabilized cash flow. We anticipate seeking to acquire assets in the sectors of Hotel & Resort Development and Operations; Media & Entertainment Production, Promotion and Distribution; Construction; Aviation & Aerospace; Marine Salvage and Maritime Operations; Healthcare; Security; and any other sectors with attractive business fundamentals.

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

5. We have no agreements for a business combination or licensing transactions and have established no standards for such transactions.

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

Sections 13 and 15(d) of the Securities Exchange Act of 1934, as amended, (the “1934 Act”), require companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

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

7. An acquisition could create a situation wherein we would be required to register under The Investment Company Act of 1940 and thus be required to incur substantial additional costs and expenses.

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

8. The more acquisitions we do, each shareholder will be more likely to hold a substantially lesser percentage ownership in the Company.

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

9. As a shell company, we face substantial additional adverse business and legal consequences if we enter a business combination.

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

10. The requirement of audited financial statements may disqualify some business opportunities we are seeking to acquire.

Our officer and director believes that any potential business combination opportunity must provide audited financial statements for review, for the protection of all parties to the business combination within a certain time period of the closing. One or more attractive business opportunities may choose to forego the possibility of a business combination with us, rather than incur the expenses associated with preparing audited financial statements.

11. Our Common Stock may never be publicly traded and holders may have no ability to sell their shares.

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

Only market makers can apply to quote securities. A market maker who desires to initiate quotations in the OTC market system must complete an application (Form 211) (unless an exemption is applicable) and by doing so, will have to represent that it has satisfied all applicable requirements of the Securities and Exchange Commission Rule 15c2-11 and the filing and information requirements promulgated under the Financial Industry Regulatory Authority (“Finra”) Bylaws. The OTC Pink market will not charge us a fee for being quoted on the service. Finra rules prohibit market makers from accepting any remuneration in return for quoting issuers’ securities on the OTC market or any similar medium. Finra will review the market maker’s application (unless an exemption is applicable). If cleared, it cannot be assumed by any investor that any federal, state or self-regulatory requirements other than certain Finra rules and Rule 15c2-11 have been considered by Finra. Furthermore, the clearance should not be construed by any investor as indicating that Finra, the Securities and Exchange Commission, or any state securities commission has passed upon the accuracy or adequacy of the documents contained in the submission.

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

12. If our Common Stock does not meet blue sky resale requirements, certain shareholders may be unable to resell our Common Stock.

The resale of Common Stock must meet the blue sky resale requirements in the states in which the proposed purchasers reside. If we are unable to qualify the Common Stock and there is no exemption from qualification in certain states, the holders of the Common Stock or the purchasers of the Common Stock may be unable to sell them.

13. Our shareholders may face significant restrictions on the resale of our Common Stock due to state “blue sky” laws or if we are determined to be a “blank check” company.

There are state regulations that may adversely affect the transferability of our Common Stock. We have not registered our Common Stock for resale under the securities or “blue sky” laws of any state. We may seek qualification or advise our shareholders of the availability of an exemption. We are under no obligation to register or qualify our Common Stock in any state or to advise the shareholders of any exemptions.

Current shareholders, and persons who desire to purchase the Common Stock in any trading market that may develop in the future, should be aware that there might be significant state restrictions upon the ability of new investors to purchase the Common Stock.

Blue sky laws, regulations, orders, or interpretations place limitations on offerings or sales of securities by “blank check” companies or in “blind-pool” offerings, or if such securities represent “cheap stock” previously issued to promoters or others. Our majority shareholder, because he received stock at a price of $0.0001 for each share, may be deemed to hold “cheap stock.” These limitations typically provide, in the form of one or more of the following statements, that such securities are:

(a) Not eligible for sale under exemption provisions permitting sales without registration to accredited investors or qualified purchasers;

(b) Not eligible for the transaction exemption from registration for non-issuer transactions by a registered broker-dealer;

(c) Not eligible for registration under the simplified small corporate offering registration (SCOR) form available in many states;

(d) Not eligible for the “solicitations of interest” exception to securities registration requirements available in many states;

(e) Not permitted to be registered or exempted from registration, and thus not permitted to be sold in the state under any circumstances.

Virtually all 50 states have adopted one or more of these limitations, or other limitations or restrictions affecting the sale or resale of stock of blank check companies or securities sold in “blind pool” offerings or “cheap stock” issued to promoters or others. Specific limitations on such offerings have been adopted in:

Alaska	Nebraska	South Carolina
Arkansas	Nevada	South Dakota
California	New Mexico	Tennessee
Delaware	Ohio	Texas
Florida	Oklahoma	Utah
Georgia	Oregon	Vermont
Idaho	Pennsylvania	Washington
Indiana	Rhode Island

Any secondary trading market which may develop, may only be conducted in those jurisdictions where an applicable exemption is available or where the shares have been registered.

14. Our Common Stock may be subject to significant restriction on resale due to federal penny stock restrictions.

The Securities and Exchange Commission has adopted rules that regulate broker or dealer practices in connection with transactions in penny stocks. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange system). The penny stock rules require a broker or dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker or dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker or dealer, and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The penny stock rules also require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker or dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.

These disclosure requirements will have the effect of reducing the level of trading activity in any secondary market for our stock, and accordingly, shareholders of our Common Stock will find it difficult to sell their securities, if at all.

ITEM 2. PROPERTIES

We presently do not have dedicated office space. We utilize a virtual office space, and it is anticipated that this arrangement will remain until such time as the Company completes the conversion and acquires assets. Management believes that this arrangement will meet the Company’s needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

There is no litigation, pending or threatened, by or against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the year ended December 31, 2016.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no trading market for our Common Stock at present and there has been no trading market since inception. We do have a trading symbol, BMHM, however there is no posted quote and no trades have taken place.

Holders

As of December 31, 2016, there were approximately 53 stockholders of record holding our common stock.

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

2,500,000 warrants to purchase shares of our common stock were also distributed to creditors of the Debtor as part of the confirmed Plan of Reorganization. The warrants consist of 500,000 “A Warrants” each convertible into one share of common stock at an exercise price of $4.00; 500,000 “B Warrants” each convertible into one share of common stock at an exercise price of $5.00; 500,000 “C Warrants” each convertible into one share of common stock at an exercise price of $6.00; 500,000 “D Warrants” each convertible into one share of common stock at an exercise price of $7.00; and 500,000 “E Warrants” each convertible into one share of common stock at an exercise price of $8.00. These warrants were able to be exercised at any time prior to August 30, 2016.

On August 19, 2016, the Company entered into a series of warrant amendment agreements in order to extend the expiration date of certain outstanding warrants from August 30, 2016 to August 30, 2017.

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

On March 6, 2014 the Company issued 2,000,000 restricted shares of its common stock to its President and Director, Daniel Masters, for organizational costs and services at par value (0.0001 per share) for total consideration of $200. On June 1, 2015 the Company issued 10,000 restricted shares of its common stock to its Secretary, Treasurer, and Director Howard Behling, also for services at par value (0.0001 per share). On February 11, 2016 the Company issued a total of 40,000 restricted shares of its common stock to five individuals: 20,000 restricted shares of its common stock to Konstantin Zecevic; 5,000 restricted shares of its common stock to Frances Munro; 5,000 restricted shares of its common stock to Joseph LeBlanc; 5,000 restricted shares of its common stock to Gulten Balaban Umancan; and 5,000 restricted shares of its common stock to Muzeyyen Balaban. All of these issuances were for services at par value of $0.0001 per share. We relied upon Section 4(2) of the Securities Act of 1933, as amended for the above issuances. We believed that Section 4(2) was available because:

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

ITEM 6. SELECTED FINANCIAL DATA

The following financial data for the years ended December 31, 2016 and 2015 was derived from our audited financial statements which, along with the notes thereto, appear elsewhere herein. Data should be read in conjunction with the annual financial statements, related notes, and other financial information appearing elsewhere herein.

	Year ended December 31, 2016	Year ended December 31, 2015
Statement of Operations Data
Revenues	$-	$-
Expenses	418,339	13,891
Net loss	(418,339)	(13,891)
Loss per share, basic and diluted	(0.16)	(0.01)

Balance Sheet Data
Cash	-	-
Total assets	-	-
Liabilities	376,760	13,890
Stockholders’ deficit	(376,760)	(13,890)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the years ended December 31, 2016 and December 31, 2015. You should read the following discussion and analysis together with our audited financial statements and the notes to the financial statements included under Item 8 in this report. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors. You should carefully review the risks described under Item 1A and elsewhere in this report, which identify certain important factors that could cause our future financial condition and results of operations to vary.

LIQUIDITY AND CAPITAL RESOURCES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of December 31, 2016 we had no assets (2015: nil), liabilities totaling $376,760 (2015: $13,890) and an accumulated deficit of $432,488 (2015: $14,149). Our expenses in 2016 were for travel and entertainment of $17,154 (2015: nil), professional expenses of $148,960 (2015: $13,830), general and administrative costs of $1,968 (2015: $61), finance costs of $2,008 (2015: nil), amortization of debt discount of $16,000 (2015: nil), loss on change in fair value of derivative liability of $276 (2015: nil) and non-cash interest costs of $231,973 (2015: nil), incurred through the issuance of a convertible loan note. Our increase in liabilities from $13,890 in 2015 to $376,760 in 2016 was the result of these expenses and our efforts to develop the business and related to our registration as a reporting issuer with the SEC. We will, in all likelihood, sustain continued operating expenses without corresponding revenues, at least until we can complete a business combination with another company, and we will continue to depend upon shareholders, officers, and to make loans to the Company to meet any costs that may occur. All such advances will be interest-free.

RESULTS OF OPERATIONS

The Company has not yet realized any revenues or earnings from operations. However, as noted above, it incurs ongoing expenses related to its SEC registration and status as a reporting issuer, as well as connected with business development activities. We will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until we can complete a business combination with another company.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s financial statements appear at the end of this Form 10-K; they consist of:

Reports of Independent Registered Public Accounting Firms

Balance Sheets

Statement of Operations

Statement of Changes in Stockholders’ Deficit

Statement of Cash Flow

Notes to Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with our accountants and no changes to our accounting and financial disclosure. In March 2017 the Company engaged RBSM LLP as its independent accounting firm and dismissed Salberg & Company, P.A. (“Salberg”) from that role, as recommended and approved by the Company’s board of directors. Salberg did not issue any reports on the Company during the period of their engagement. Through the date of dismissal, (i) there were no disagreements with Salberg on any matter of accounting principles or practice, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Salberg, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on the financial statements for those periods, and (ii) there were no reportable events (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of December 31, 2016, our disclosure controls and procedures were not effective for the same reasons that our internal controls over financial reporting were not adequate.

Management’s Annual Report on Internal Control over Financial Reporting

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

Under the supervision and with the participation of our then chief executive officer and chief financial officer we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2016, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

-	Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting to be able to have appropriately designed and operating entity level controls including risk assessment; information and communication; monitoring; and financial reporting.

-	Inadequate Segregation of Duties: We have an inadequate number of personnel to properly segregate duties to implement control procedures.

-	Lack of Audit Committee and Outside Directors on the Company’s Board of Directors: We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

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

Management has discussed the material weakness noted above with our independent registered public accounting firm. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting during its fiscal year that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.

The current members of our board of directors are as follows:

Age	Name of Director	Year First Became a Director
40	Milan Saha	2016

Principal Occupations During at Least the Past Five Years and Certain Directorships

Mr. Saha, 40, is a principal and General Counsel of Armada Enterprises GP, LLC (“Armada”), the Company’s largest shareholder. Prior to joining Armada in 2015, Mr. Saha maintained a private law practice, which he started in 2013. Previously, Mr. Saha served as senior associate and head of the corporate department at Brinen & Associates, LLC, a boutique law firm, from 2006 to 2013. Mr. Saha graduated from Johns Hopkins University with a BA in English, and he also holds a Juris Doctorate (J.D.) from New York Law School. Mr. Saha’s qualifications to serve as a director include his legal background and business experience with Armada.

The current executive officers of the Company are as follows:

Age	Name of Officer	Position(s)
40	Milan Saha	President, CEO, Secretary, and Treasurer

Background information on our executive officers is set forth above under our board of directors.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, and persons performing similar functions. The code of ethics will be posted on the investor relations section of the Company’s website in the event that we develop a website. At such time as we have posted the code of ethics on our website, we intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding any amendment to, or waiver from, a provision of the code of ethics by posting such information on the website.

Audit Committee

Our board of directors has not established an audit committee. In addition, we do not have a compensation committee or executive committee or similar committees. We will not, in all likelihood, establish an audit committee until such time as the Company generates a positive cash flow of which there can be no assurance. We recognize that an audit committee, when established, will play a critical role in our financial reporting system by overseeing and monitoring management’s and the independent auditors’ participation in the financial reporting process. At such time as we establish an audit committee, its additional disclosures with our auditors and management may promote investor confidence in the integrity of the financial reporting process.

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

ITEM 11. EXECUTIVE COMPENSATION

During the year ended December 31, 2016 our President/CEO/Secretary/Treasurer received $2,500 as compensation for his services. He was not associated with the Company and did not receive any compensation from the Company in the year ended December 31, 2015. There are no agreements in place or contemplated at this time to provide cash or stock compensation to our directors or officers in the future. We have no retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our officers, directors, or employees, and we have no employees at this time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of December 31, 2016 regarding the beneficial ownership of our common stock (i) by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock, (ii) by each director of the Company, (iii) by each executive officer of the Company and (iv) by all executive officers and directors of the Company as a group.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Armada Enterprises GP, LLC	2,000,000	75.9%
All Officers and Directors as a Group (one [1] individuals)	-	-

The remaining 634,165 shares of the Company’s outstanding common shares are held by 52 persons, no one of which is known to be the beneficial owner of five percent (5%) or more of the Company’s common shares. There are, as of the date hereof, a total of 2,634,165 common shares issued and outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company’s sole director is also an officer. Therefore, none of its directors may be considered as independent.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

PLS, CPA, audited the Company’s financial statements for the year ended December 31, 2015 and the period from March 6, 2014 (inception) to December 31, 2014. The following table sets forth the aggregate fees billed to the Company by PLS, CPA for 2015 and 2014:

	Year ended December 31, 2015	Year ended December 31, 2014
Audit fees, including audit of the Company’s annual financial statements and review of quarterly financial statements, consents and review of registration statements	$7,500	-

Tax and tax-related fees	-	-

All other fees for other services	-	-

RBSM LLP audited the Company’s financial statements for the year ended December 31, 2016. The following table sets forth the aggregate fees billed to the Company by RBSM LLP for 2016:

Year ended December 31, 2016
Audit fees, including audit of the Company’s annual financial statements and review of quarterly financial statements, consents and review of registration statements	$7,500

Tax and tax-related fees	-

All other fees for other services	-

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

No.	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at December 31, 2016 and December 31, 2015, (ii) Statement of Operations for the year ended December 31, 2016 and the year ended December 31, 2015, (iii) Statement of Changes in Stockholders’ Equity since Inception, (iv) Statement of Cash Flows for the year ended December 31, 2016 and the year ended December 31, 2015, and (v) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, BIM Homes, Inc., the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 19, 2017	BIM HOMES, INC.

	By:	/s/ Milan Saha
Milan Saha
President, CEO, Secretary, Treasurer, and Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

BIM Homes, Inc.

We have audited the accompanying balance sheet of BIM Homes, Inc. (the “Company”) as of December 31, 2016 and the related financial statements of operations, changes in stockholder’s deficit and cash flows for the year ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BIM Homes, Inc. as of December 31, 2016, and the results of its operation and its cash flows for the year ended December 31, 2016 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP
New York, NY
May 19, 2017

PLS CPA, A PROFESSIONAL CORPORATION

♦ 4725 MERCURY STREET #210 ♦ SAN DIEGO ♦ CALIFORNIA 92111 ♦

♦ TELEPHONE (858)722-5953 ♦ FAX (858) 761-0341 ♦ FAX (858) 764-5480

♦ E-MAIL changgpark@gmail.com ♦

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

BIM Homes, Inc.

We have audited the accompanying balance sheet of BIM Homes, Inc. (the “Company”) as of December 31, 2015 and the related financial statements of operations, changes in shareholder’s equity and cash flows for the year ended December 31, 2015. These financial statements are the responsibility of the Company’s management.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BIM Homes, Inc. as of December 31, 2015, and the results of its operation and its cash flows for the year ended December 31, 2015 in conformity with U.S. generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s losses from operations raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PLS CPA
PLS CPA, A Professional Corp.

March 11, 2016
San Diego, CA. 92111

Registered with the Public Company Accounting Oversight Board

BIM Homes, Inc.

Balance Sheet

As at December 31, 2016 and 2015

	Notes	As at December 31, 2016	As at December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	2	$-	$-

Total current assets		-	-

TOTAL ASSETS		$-	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, trade		$17,115	$750
Accrued expenses and other current liabilities		9,529	-
Loans and convertible notes payable, short-term, net of unamortized debt discount of $84,000 and $0, respectively.	7	17,867	13,140
Derivative liability	8	332,249	-

Total current liabilities		376,760	13,890

Long-term liabilities
Loans and notes payable, long-term	7	-	-

TOTAL LIABILITIES		376,760	13,890

STOCKHOLDERS’ DEFICIT
Preferred stock: $0.0001 par value, 20,000,000 shares authorized, nil shares issued and outstanding as at December 31, 2016 and 2015	5	-	-
Common stock: $0.0001 par value, 100,000,000 shares authorized, 2,634,165 and 2,590,000 shares issued and outstanding as at December 31, 2016 and 2015, respectively	5	264	259
Additional paid-in capital		55,464	-
Accumulated deficit		(432,488)	(14,149)

TOTAL STOCKHOLDER’S DEFICIT		(376,760)	(13,890)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$-	$-

See accompanying notes to these financial statements.

BIM Homes, Inc.

Statement of Operations

For the Years Ended December 31, 2016 and 2015

	For the Year Ended December 31,
	2016	2015
Revenues	$-	$-

Operating expenses
Travel and entertainment	17,154	-
Professional fees	148,960	13,830
General and administrative costs	1,968	61

Total operating expenses	168,082	13,891

Loss from operations	(168,082)	(13,891)

Other income (expenses)
Financing costs	(2,008)	-
Loss on change in fair value of derivative liability on debt	(276)	-
Amortization of debt discount	(16,000)	-
Non-cash interest, convertible loan	(231,973)	-

Loss before provision for income tax	(418,339)	(13,891)

Provision for income tax	-	-

Net loss	$(418,339)	$(13,891)

Net loss per common share
Basic and diluted	$(0.16)	$(0.01)

Weighted average shares outstanding
Basic and diluted	2,626,883	2,585,836

See accompanying notes to these financial statements.

BIM Homes, Inc.

Statement of Changes in Stockholders’ Deficit

For the Years Ended December 31, 2016 and 2015

	Shares of Common Stock	Common Stock Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance brought forward at December 31, 2014	2,580,000	$258	$-	$(258)	$-

Shares of common stock issued for compensation	10,000	1	-	-	1

Net loss for year ended December 31, 2015	-	-	-	(13,891)	(13,891)

Balance carried forward as at December 31, 2015	2,590,000	$259	$-	$(14,149)	$(13,890)

Shares of common stock issued for compensation	40,000	4	-	-	4

Shares of common stock issued on warrant exercise	4,165	1	24,989	-	24,990

Additional paid-in capital – cancellation of loan note	-	-	30,475	-	30,475

Net loss for year ended December 31, 2016	-	-	-	(418,339)	(418,339)

Balance carried forward as at December 31, 2016	2,634,165	$264	$55,464	$(432,488)	$(376,760)

See accompanying notes to these financial statements.

BIM Homes, Inc.

Statement of Cash Flow

For the Years Ended December 31, 2016 and 2015

	For the year ended December 31, 2016	For the year ended December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(418,339)	$(13,891)

Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by related party on behalf of Company	17,335	-
Common stock issued for compensation	4	1
Amortization of debt discount	16,000	-
Non-cash interest, convertible loan	231,973	-
Loss on change in fair value derivative liability	276	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	27,761	750

NET CASH USED IN OPERATING ACTIVITIES	(124,990)	(13,140)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible note issuance	100,000	13,140
Proceeds from exercise of warrants	24,990	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	124,990	13,140

NET INCREASE (DECREASE) IN CASH	-	-

Cash, beginning of year	-	-

Cash, end of year	$-	$-

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-Cash Investing and Financing Activities:
Related party convertible loans cancelled and reclassified to paid-in capital	$30,475	$-
Debt discount on issuance of convertible note	$100,000	$-
Initial derivative liability on debt	$331,973	$-

See accompanying notes to these financial statements.

BIM Homes, Inc.

Notes to Financial Statements

For the Years Ended December 31, 2016 and 2015

NOTE 1. NATURE AND BACKGROUND OF BUSINESS

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

Effective June 17, 2016, certain stockholders and warrant holders of BIM Homes, Inc. (the “Company”) sold an aggregate of 2,495,000 shares of the Company’s common stock and warrants to purchase 2,500,000 shares of the Company’s common stock, resulting in a change of control of the Company. Armada Enterprises GP, LLC (“Armada GP”), having purchased 2,000,000 of the 2,630,000 shares outstanding as of June 17, 2016 became the controlling shareholder of the Company.

Effective July 6, 2016, the Company’s existing officers and directors resigned and Armada GP appointed its general counsel, Milan Saha, to be the Company’s Chief Executive Officer, President, Secretary, Treasurer and sole director.

On October 28, 2016, the Company’s board of directors approved a plan for conversion of the Company from a corporation to a publicly traded limited partnership. It is anticipated that the Company, upon becoming a publicly traded limited partnership, will be managed by Armada Enterprises GP, LLC, a Delaware limited liability company (currently the majority shareholder of the Company), as the Company’s general partner. The Company has begun implementation of its plans to convert the Company from a corporation to a publicly traded limited partnership.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and include all the notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of the financial statements have been included.

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

Cash and Cash Equivalents

For the Balance Sheet and Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. The Company had no cash equivalents as of December 31, 2016.

Income Taxes

Income taxes are provided in accordance with the FASB Accounting Standards (ASC 740), Accounting for Income Tax. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

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

Stock Based Compensation

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

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with professional standards for “Accounting for Derivative Instruments and Hedging Activities”.

Professional standards generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instruments are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of Conventional Convertible Debt Instrument”.

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with professional standards when “Accounting for Convertible Securities with Beneficial Conversion Features,” as those professional standards pertain to “Certain Convertible Instruments.” Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note.

ASC 815-40 provides that, among other things, generally, if an event is not within the entity’s control could or require net cash settlement, then the contract shall be classified as an asset or a liability.

Fair Value of Financial Instruments

We adopted the guidance of ASC-820 for fair value instruments, which clarifies the definition of fair value, prescribes methods for determining fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value, as follows:

Level 1 –	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2 –	Inputs are quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3 –	Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The carrying amounts for cash, accounts receivable, accounts payable and accrued expenses, and loans payable approximate their fair value based on the short-term maturity of these instruments. We did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with the accounting guidance.

ASC 825-10 “Financial Instruments” allows entities to voluntarily choose to measure certain financial assets and liabilities at fair value (fair value option). The fair value option may be elected on an instrument-by-instrument basis and is irrevocable, unless a new election date occurs. If the fair value option is elected for an instrument, unrealized gains and losses for that instrument should be reported in earnings at each subsequent reporting date. We did not elect to apply the fair value option to any outstanding instruments.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of December 31, 2016, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirement of ASC 815. ASC 815 also provides an exception to this rule when the host instrument is deemed to be conventional, as described.

Impact of New Accounting Standards

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position, or cash flow.

NOTE 3. GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has no significant operating history and had a cumulative net loss from inception to December 31, 2016 of $432,488. The Company has a working capital deficit of $376,760 as of December 31, 2016. The accompanying financial statements for the year ended December 31, 2016, have been prepared assuming the Company will continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

The president has committed to advancing certain operating costs of the Company. The Company’s future operations are dependent upon external funding and its ability to execute its business plan, realize sales and control expenses. Management believes that sufficient funding will be available from additional borrowings and private placements to meet its business objectives including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business operation, or if obtained, upon terms favorable to the Company.

NOTE 4. STOCK WARRANTS

On March 6, 2014 (inception), the Company issued 2,500,000 warrants exercisable into 2,500,000 shares of the Company’s common stock. These warrants were issued per order of the U.S. Bankruptcy Court to the administrative creditors of PSD. These creditors received an aggregate of 2,500,000 warrants issued in the series and exercise prices as set forth below:

Warrant Class	Number Issued	Exercise Price	Expiry Date
A	500,000	$4.00	August 30, 2016
B	500,000	$5.00	August 30, 2016
C	500,000	$6,00	August 30, 2016
D	500,000	$7.00	August 30, 2016
E	500,000	$8.00	August 30, 2016

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

Assumption	Pre-Modification	Post-Modification
Market price per share	$0.01	$0.01
Average exercise price per Share	$6.00	$6.00
Risk-free interest rate	0.20%	0.59%
Remaining contractual term in years	0.03	1.03
Volatility	100.0%	100.0%
Dividend rate	0.0%	0.0%
Fair value per share	$0.00	$0.00

On September 12, 2016, the Company issued 4,165 shares of its common stock upon exercise of 4,165 class C warrants for cash proceeds of $24,990. The following table summarizes the warrants outstanding and the related prices for the shares of the Company’s common stock at December 31, 2016:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance outstanding December 31, 2014	2,500,000	$6.00	1.66	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Balance outstanding December 31, 2015	2,500,000	$6.00	0.66	$-
Granted	-	-	-	-
Exercised	(4,165)	6.00	0.63	-
Cancelled	-	-	-	-
Balance outstanding December 31, 2016	2,495,835	$6.00	0.66	$-

Exercisable, December 31, 2016	2,495,835	$6.00	0.66	$-

NOTE 5. COMMON STOCK AND PREFERRED STOCK

As of December 31, 2016 the authorized share capital of the Company consisted of 100,000,000 shares of common stock with $0.0001 par value and 20,000,000 shares of preferred stock also with $0.0001 par value. No other classes of stock are authorized.

Common Stock

As of December 31, 2016 and 2015 there were a total of 2,634,165 and 2,590,000 common shares issued and outstanding, respectively.

The Company’s first issuance of common stock, totaling 580,000 shares, took place on March 6, 2014 pursuant to the Chapter 11 Plan of Reorganization confirmed by the U.S. Bankruptcy Court in the matter of Pacific Shores Development, Inc. (“PSD”). The Court ordered the distribution of shares in the Company to all general unsecured creditors of PSD, with these creditors to receive their PRO RATA share (according to amount of debt held) of a pool of 80,000 shares in the Company. The Court also ordered the distribution of shares in the Company to all administrative creditors of PSD, with these creditors to receive one share of common stock in the Company for each $0.10 of PSD’s administrative debt which they held. A total of 500,000 shares were issued to PSD’s administrative creditors.

The Court also ordered the distribution of two million five hundred thousand warrants in the Company to all administrative creditors of PSD, with these creditors to receive five warrants in the Company for each $0.10 of PSD’s administrative debt which they held. These creditors received an aggregate of 2,500,000 warrants consisting of 500,000 “A Warrants” each convertible into one share of common stock at an exercise price of $4.00; 500,000 “B Warrants” each convertible into one share of common stock at an exercise price of $5.00; 500,000 “C Warrants” each convertible into one share of common stock at an exercise price of $6.00; 500,000 “D Warrants” each convertible into one share of common stock at an exercise price of $7.00; and 500,000 “E Warrants” each convertible into one share of common stock at an exercise price of $8.00. All warrants are exercisable at any time prior to August 30, 2016.

On March 6, 2014 the Company issued a total of 2,000,000 common shares to its President and a director for services at par value.

On June 1, 2015 the Company issued a total of 10,000 common shares to its Secretary and Treasurer and a director for services at par value.

On February 11, 2016 the Company issued a total of 40,000 restricted shares of its common stock to five individuals: 20,000 restricted shares of its common stock to Konstantin Zecevic; 5,000 restricted shares of its common stock to Frances Munro; 5,000 restricted shares of its common stock to Joseph LeBlanc; 5,000 restricted shares of its common stock to Gulten Balaban Umancan; and 5,000 restricted shares of its common stock to Muzeyyen Balaban. All of these issuances were for services at par value of $0.0001 per share. We relied upon Section 4(2) of the Securities Act of 1933, as amended for the above issuances. We believed that Section 4(2) was available because:

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

As a result of these issuances there were a total 2,634,165 common shares issued and outstanding, and a total of 2,495,835 warrants to acquire common shares issued and outstanding, as at December 31, 2016.

Preferred Stock

The authorized share capital of the Company includes 20,000,000 shares of preferred stock with $0.0001 par value. As of December 31, 2016 and 2015 no shares of preferred stock had been issued or outstanding.

NOTE 6. INCOME TAXES

The Company utilizes ASC 740 “Income Taxes”, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

For the year ended December 31, 2016, the Company had available for U.S federal income tax purposes net operating loss carryovers of approximately $184,239, which will expire on various dates in the next twenty (20) years. The net operating loss carryovers may be subject to limitations under Internal Revenue Code Section 382 due to significant changes in the Company’s ownership. Management has not yet completely reviewed such ownership changes under the Internal Revenue Code Section 382, as of the date of this filing, but recognizes that significant changes have occurred. The Company has provided a full valuation allowance against the full amount of the net operating loss benefit, since, in the opinion of management, based upon the earnings history of the Company it is more likely than not that the benefits will not be realized.

The Company was incorporated based upon a “Plan of Reorganization” in conjunction with a Bankruptcy Filing, Chapter 11 plan of reorganization of Pacific Shores Development, Inc. (“PSD”). In this regard, prior tax attributes and potential tax liabilities attributable to PSD are not attributes or liabilities of the Company, based upon the filing. The provision for income taxes differ from the amount of income tax determined by applying the applicable U.S statutory rate to losses before income tax expense for the years ended December 31, 2016 and 2015 as follows:

	2016	2015
Statutory federal income tax rate	34.00%	34.00%
Statutory state and local income tax rate (8.25%), net of federal benefit	6.50%	6.50%
Change in valuation allowance	(40.50%)	(40.50%)
Effective tax rate	0.00%	0.00%

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing deferred tax asset result principally from the following:

Deferred Tax Assets (Gross Values)	2016	2015
Net operating loss carry forward	$184,239	$14,149
Less: valuation allowance	(184,239)	(14,149)
Net deferred tax asset	$-	$-

NOTE 7. LOANS AND CONVERTIBLE NOTES PAYABLE

Line of credit

On October 1, 2016, the Company entered into a revolving line of credit agreement (the “Line of Credit”) with Deonarayan P. Saha, the father of the Company’s chief executive officer (the “Lender”). The Lender established a revolving line of credit in the Company’s favor in the amount of Twenty Thousand Dollars ($20,000), in the form of approved charges on two of the Lender’s credit cards. The Lender may cancel either or both of these credit cards at any time. At any time that the Company desires the Lender make a charge against a credit card, the Company may request the same, and the Lender for any or no reason may deny such request. The line of credit advances made will not bear interest if the Company pays off the balance on the credit cards when a monthly payment is due, and the Company will pay the interest on the credit cards on the amount of any unpaid balance on the credit cards for the Company’s charges against the credit cards. All monies borrowed through this facility were repaid by the year end.

Convertible Note Payable

During the year ended December 31, 2015 the then President advanced a total of $13,140 to the Company to cover expenses and the Company issued the President three convertible notes. During the year ended December 31, 2016, the President advanced a further $17,335 to the Company to cover expenses and the Company issued the President a further convertible note. All four convertible notes were canceled by the Company on May 13, 2016, resulting in an increase in Additional paid-in capital of $30,475.

As at December 31, 2016, the Company had one convertible loan note outstanding with a repayment date of November 4, 2017. The principal amount of the loan note was $100,000, received on November 4, 2016, and the note has an annual interest rate of 12%, to be applied to the outstanding principal sum. Including accrued interest, the amount outstanding as at December 31, 2017 was $101,867. The note is convertible at the holders’ election, into shares of Common Stock at a 75% discount to the Market Price, where Market Price is defined as the average of the lowest three (3) days’ trading prices for the Common Stock during the ten (10) Trading Day period ending one Trading Day prior to the Conversion Date. This conversion right exists from the issue date of November 4, 2016 until the later of (i) the Maturity Date of November 4, 2017, and (ii) the date of payment of the outstanding principal and all accrued and unpaid interest, and can be applied in whole or in part to the amount outstanding at the point of conversion. The Note also provides for an equity kicker allowing conversion of up to an additional 10% of the principal amount at the higher of (i) the same conversion price and (ii) $1.00 per share, with the same calculation used to determine Market Price as described above. The initial fair value of the beneficial conversion feature relating to this convertible loan was $331,973 using the Black Scholes method at the date of the grant of conversion rights and based on the following assumptions: (1) risk-free interest rate of 1.81%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our Common Stock of 31.91%; (4) an expected life of the beneficial conversion feature of 1 year and (5) in the absence of an active market for the Company’s Common Stock, a stock price of $6.00 per share based on the price of the warrants exercised on September 12, 2016.

During the year ended December 31, 2016 and 2015, the Company amortized the debt discount of $16,000 and $0 to operation as interest expense, respectively.

NOTE 8. DERIVATIVE LIABILITIES

The Company applies the provisions of ASC Topic 815-40, Contracts in Entity’s Own Equity (“ASC Topic 815-40”), under which convertible instruments, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment. As a result, embedded conversion options in convertible debt are recorded as a liability and are revalued at fair value at each reporting date. If the fair value of the note exceeds the face value of the related debt, the excess is recorded as change in fair value in operations on the issuance date.

The Company identified embedded derivatives related to the Convertible Promissory Note issued in November 2016. These embedded derivatives included certain conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the Convertible Promissory Note and to adjust the fair value as of each subsequent balance sheet date. At the inception of the Convertible Promissory Note, the Company determined a fair value of $331,973 for the embedded derivative. The fair value of the embedded derivative was determined using the Black Scholes Model based on the following assumptions:

Dividend yield:	0.00%
Volatility	31.91%
Risk free rate:	1.81%

The initial fair values of the embedded debt derivative $100,000 was allocated as a debt discount up to the proceeds of the note with the remainder $231,973 charged to current year operations as interest expense.

The following table provides a summary of changes in fair value of the Company’s Level 3 derivative liabilities for the year ended December 31, 2016:

December 31, 2016
Balance, beginning of the year :	$-
Additions	331,973
Mark-to-market at modification date	276
Reclassified to additional paid in capital upon modification of term	-
Balance, December 31, 2016	$332,249
Net loss due to change in fair value for the year included in statement of operation	$(276)

NOTE 9. RELATED PARTY TRANSACTIONS

As set forth in Note 5 above, on March 6, 2014 a total of 2,000,000 common shares were issued to the Company’s then President for services, and on June 1, 2015 a total of 10,000 common shares were issued to the Company’s Secretary and Treasurer for services.

During the year ended December 31, 2015 the then President advanced a total of $13,140 to the Company to cover expenses and the Company issued the President three convertible notes. During the year ended December 31, 2016, the President advanced a further $17,335 to the Company to cover expenses and the Company issued the President a further convertible note. All four convertible notes were canceled by the Company on May 13, 2016.

Effective June 17, 2016, certain stockholders and warrant holders of the Company sold an aggregate of 2,495,000 shares of the Company’s common stock and warrants to purchase 2,500,000 shares of the Company’s common stock, resulting in a change of control of the Company. Armada Enterprises GP, LLC (“Armada”) purchased 2,000,000 shares of common stock, representing 76.0% of the Company’s outstanding common stock, and 2,005,000 warrants to purchase shares of common stock in these transactions. The Company’s chief executive officer, Milan Saha serves as Armada’s Chief General Counsel. During the year ending December 31, 2016, Armada advanced the Company $15,202 for working capital purposes which was repaid. The advances bore no interest, were unsecured and were repayable on demand.

NOTE 10. COMMITMENT AND CONTINGENCY

There is no commitment or contingency to disclose during the year ending December 31, 2016.

NOTE 11. SUBSEQUENT EVENTS

There have been no material events subsequent to December 31, 2016 and up to the date of this report.

