Form 10-Q
period 2017-06-30
BIM HOMES, INC.
filed 2017-08-21
CIK 1644889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDING JUNE 30, 2017

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [X] Yes [  ] No

The aggregate market value of BIM Homes, Inc. common stock held by non-affiliates of BIM Homes, Inc. as of the last business day of BIM Homes, Inc. most recently completed three month period (June 30, 2017) was approximately $0.00 (based on lack of any trade or posted price reported by OTC on or prior to June 30, 2017). For this purpose, all of BIM Homes, Inc. officers and directors and their affiliates were assumed to be affiliates of BIM Homes, Inc.

As of August 21, 2017, the registrant had 2,634,165 shares of common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

BIM HOMES, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS AND SIX MONTHS ENDING JUNE 30, 2017

ITEM 1. FINANCIAL STATEMENTS

BIM Homes, Inc.

Condensed Balance Sheet

	Notes	As at June 30, 2017 (Unaudited)	As at December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	2	$-	$-

Total current assets		-	-

TOTAL ASSETS		$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable, trade		$13,107	$17,115
Accrued expenses and other current liabilities		2,100	9,529
Loans and convertible notes payable, short-term, net of unamortized debt discount of $34,452 and $84,000, respectively.	6	73,415	17,867
Advance from related parties	8	19,180	-
Derivative liability	7	330,422	332,249

Total current liabilities		438,224	376,760

TOTAL LIABILITIES		438,224	376,760

STOCKHOLDERS’ DEFICIT
Preferred stock: $0.0001 par value, 20,000,000 shares authorized, nil shares issued and outstanding as at June 30, 2017 and December 31, 2016	5	-	-
Common stock: $0.0001 par value, 100,000,000 shares authorized, 2,634,165 shares issued and outstanding as at June 30, 2017 and December 31, 2016	5	264	264
Additional paid-in capital		55,464	55,464
Accumulated deficit		(493,952)	(432,488)

TOTAL STOCKHOLDER’S DEFICIT		(438,224)	(376,760)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$-	$-

See accompanying notes to these unaudited condensed financial statements

BIM Homes, Inc.

Condensed Statement of Operations

(Unaudited)

	For the Three Months Ending June 30		For the Six Months Ending June 30,
	2017	2016	2017	2016

Revenues	$-	$-	$-	$-

Operating expenses	6,214	3,250	7,714	16,589

Total operating expenses	6,214	3,250	7,714	16,589

Loss from operations	(6,214)	(3,250)	(7,714)	(16,589)

Other income (expenses)
Financing costs	(3,000)	-	(6,029)	-
Gain on change in fair value of derivative liability on debt	679	-	1,827	-
Amortization of debt discount	(24,932)	-	(49,548)	-

Loss before provision for income tax	(33,467)	(3,250)	(61,464)	(16,589)

Provision for income tax	-	-	-	-

Net loss	(33,467)	(3,250)	$(61,464)	$(16,589)

Net loss per common share
Basic and diluted	(0.01)	(0.00)	$(0.02)	$(0.01)

Weighted average shares outstanding
Basic and diluted	2,634,165	2,630,000	2,634,165	2,620,769

See accompanying notes to these unaudited condensed financial statements.

BIM Homes, Inc.

Condensed Statement of Changes in Stockholders’ Deficit

For the Six Months Ending June 30, 2017

(Unaudited)

	Shares of Common Stock	Common Stock Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance brought forward as at January 1, 2017	2,634,165	$264	$55,464	$(432,488)	$(376,760)

Net loss for period ending June 30, 2017	-	-	-	(61,464)	(61,464)

Balance carried forward as at June 30, 2017	2,634,165	$264	$55,464	$(493,952)	$(438,224)

See accompanying notes to these unaudited condensed financial statements.

BIM Homes, Inc.

Condensed Statement of Cash Flow

(Unaudited)

	For the six months ending June 30, 2017	For the six months ending June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(61,464)	$(16,589)

Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for compensation	-	4
Amortization of debt discount	49,548	-
Gain on change in fair value derivative liability	(1,827)	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(5,437)	(750)

NET CASH USED IN OPERATING ACTIVITIES	(19,180)	(17,335)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible note issuance	-	17,335
Proceeds from related party advance	19,180	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	19,180	17,335

NET INCREASE (DECREASE) IN CASH	-	-

Cash, beginning of year	-	-

Cash, end of year	$-	$-

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to these unaudited condensed financial statements.

BIM Homes, Inc.

Notes to Unaudited Condensed Financial Statements

For the Six Months Ending June 30, 2017 and 2016

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements as of June 30, 2017 have been prepared in accordance with the U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position as of June 30, 2017, the Company’s results of operation and the cash flows for the six months ended June 30, 2017. These condensed financial statements should be read in conjunction with the audited financial statements included in the Company’s Form 10-K filed on May 19, 2017. The December 31, 2016 condensed balance sheet data was derived from the audited financial statements included in the Form 10-K filed on May 19, 2017. The financial statements and notes are representations of the Company’s management (“Management”) and its board of directors (the “Board of Directors”), who are responsible for their integrity and objectivity.

Results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017 or any other future period.

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

Cash and Cash Equivalents

For the Balance Sheet and Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. The Company had no cash equivalents as of June 30, 2017.

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of June 30, 2017, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

NOTE 3. GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has no significant operating history and had a cumulative net loss from inception to June 30, 2017 of $493,952. The Company has a working capital deficit of $438,224 as of June 30, 2017. The accompanying financial statements for the period ending June 30, 2017, have been prepared assuming the Company will continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

Assumption	Pre-Modification	Post- Modification
Market price per share	$0.01	$0.01
Average exercise price per Share	$6.00	$6.00
Risk-free interest rate	0.20%	0.59%
Remaining contractual term in years	0.03	1.03
Volatility	100.0%	100.0%
Dividend rate	0.0%	0.0%
Fair value per share	$0.00	$0.00

On September 12, 2016, the Company issued 4,165 shares of its common stock upon exercise of 4,165 class C warrants for cash proceeds of $24,990. The following table summarizes the warrants outstanding and the related prices for the shares of the Company’s common stock at June 30, 2017:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance outstanding December 31, 2015	2,500,000	$6.00	0.66	$-
Granted	-	-	-	-
Exercised	(4,165)	6.00	0.63	-
Cancelled	-	-	-	-
Balance outstanding December 31, 2016	2,495,835	$6.00	0.66	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-

Balance outstanding June 30, 2017	2,495,835	$6.00	0.16	$-

Exercisable, June 30, 2017	2,495,835	$6.00	0.16	$-

NOTE 5. COMMON STOCK AND PREFERRED STOCK

As of June 30, 2017 the authorized share capital of the Company consisted of 100,000,000 shares of common stock with $0.0001 par value and 20,000,000 shares of preferred stock also with $0.0001 par value. No other classes of stock are authorized.

Common Stock

As of June 30, 2017 and December 31, 2016 there were a total of 2,634,165 common shares issued and outstanding.

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

As a result of these issuances there were a total 2,634,165 common shares issued and outstanding, and a total of 2,495,835 warrants to acquire common shares issued and outstanding, as at June 30, 2017 and December 31, 2016.

Preferred Stock

The authorized share capital of the Company includes 20,000,000 shares of preferred stock with $0.0001 par value. As of June 30, 2017 and December 31, 2016 no shares of preferred stock had been issued or outstanding.

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

As at June 30, 2017, the Company had one convertible loan note outstanding with a repayment date of November 4, 2017. The principal amount of the loan note was $100,000, received on November 4, 2016, and the note has an annual interest rate of 12%, to be applied to the outstanding principal sum. Including accrued interest of $7,867, the amount outstanding as at June 30, 2017 was $107,867. The note is convertible at the holders’ election, into shares of Common Stock at a 75% discount to the Market Price, where Market Price is defined as the average of the lowest three (3) days’ trading prices for the Common Stock during the ten (10) Trading Day period ending one Trading Day prior to the Conversion Date. This conversion right exists from the issue date of November 4, 2016 until the later of (i) the Maturity Date of November 4, 2017, and (ii) the date of payment of the outstanding principal and all accrued and unpaid interest, and can be applied in whole or in part to the amount outstanding at the point of conversion. The Note also provides for an equity kicker allowing conversion of up to an additional 10% of the principal amount at the higher of (i) the same conversion price and (ii) $1.00 per share, with the same calculation used to determine Market Price as described above. The initial fair value of the beneficial conversion feature relating to this convertible loan was $331,973 using the Black Scholes method at the date of the grant of conversion rights and based on the following assumptions: (1) risk-free interest rate of 1.81%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our Common Stock of 31.91%; (4) an expected life of the beneficial conversion feature of 1 year and (5) in the absence of an active market for the Company’s Common Stock, a stock price of $6.00 per share based on the price of the warrants exercised on September 12, 2016.

During the six months ended June 30, 2017 and 2016, the Company amortized the debt discount of $49,548 and $0 to operations as interest expense, respectively.

During the three months ended June 30, 2017 and 2016, the Company amortized the debt discount of $24,932 and $0 to operations as interest expense, respectively.

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

The following table provides a summary of changes in fair value of the Company’s Level 3 derivative liabilities for the period ending June 30, 2017 and year ended December 31, 2016:

	June 30, 2017	December 31, 2016
Balance, beginning of period	$332,249	$-
Additions	-	331,973
Mark-to-market at modification date	(1,827)	276
Reclassified to additional paid in capital upon modification of term	-	-
Balance closing	$330,422	$332,249
Net gain (loss) due to change in fair value included in statement of operations	$1,827	$(276)

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

Between April 1, 2017 and June 30, 2017, the President advanced a sum of $19,074 to the Company as a short-term cash advance. This amount attracts no interest and will be repaid when the Company receives additional cash.

NOTE 9. COMMITMENT AND CONTINGENCY

There is no commitment or contingency to disclose during the period ending June 30, 2017.

NOTE 10. SUBSEQUENT EVENTS

On July 14, 2017, the Company files a definitive Proxy Statement, outlining the proposed conversion of the Company into a Limited Partnership, the change of name of the Company to Armada Enterprises, LP and, on successful completion of this proposed conversion and name change, the contribution of certain assets from Armada Enterprises, GP in exchange for Armada LP Units. The conversion and name change are subject to a shareholder vote, which must be unanimous, and is expected to be completed before August 25, 2017.

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

General Background

The following discussion and analysis is intended to help you understand our results of operations for the six months ending June 30, 2017 and 2016, and our financial condition as at June 30, 2017 and December 31, 2016. You should read the following discussion and analysis together with our audited financial statements and the notes to the financial statements included under Item 1 in this report. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors. You should carefully review the risks described under Item 1A and elsewhere in this report, which identify certain important factors that could cause our future financial condition and results of operations to vary.

Liquidity, Capital Resources and Financial Condition

Financial Condition as at June 30, 2017 (“2017 Period”) versus December 31, 2016 (“2016 Period”)

As of June 30, 2017 we had no assets (2016 Period: nil), liabilities totaling $438,224 (2016 Period: $376,760) and an accumulated deficit of $493,952 (2016 Period: $432,488). This increase in liabilities was the result of expenses incurred through our efforts to develop the business and related to our registration as a reporting issuer with the SEC, as outlined below. We will, in all likelihood, sustain continued operating expenses without corresponding revenues until we can execute on one or more of our business development and acquisition opportunities, and we will continue to depend upon shareholders and officers to make loans to the Company to meet any costs that may occur. All such advances will be interest-free.

Results of Operations

Results of Operations for the three months ending June 30, 2017 (“2017 Period”) and 2016 (“2016 Period”)

The Company has not yet realized any revenues or earnings from operations. Our expenses in the 2017 Period were for general and administrative costs of $6,214 (2016 Period: $3,250), finance costs of $3,000 (2016 Period: nil), amortization of debt discount of $24,932 (2016 Period: nil), and gain on change in fair value of derivative liability of $679 (2016: nil), related to the outstanding convertible loan note. We will, in all likelihood, sustain continued operating expenses without corresponding revenues until we can execute on one or more of our business development and acquisition opportunities.

Results of Operations for the six months ending June 30, 2017 (“2017 Period”) and 2016 (“2016 Period”)

Expenses in the 2017 Period were for general and administrative costs of $7,714 (2016 Period: $16,589), finance costs of $6,029 (2016 Period: nil), amortization of debt discount of $49,548 (2016 Period: nil), and gain on change in fair value of derivative liability of $1,827 (2016: nil), related to the outstanding convertible loan note.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of June 30, 2017, our disclosure controls and procedures were not effective for the same reasons that our internal controls over financial reporting were not adequate.

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

Under the supervision and with the participation of our Principal Executive Officer we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of June 30, 2017, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the Six Months Ending June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Balance Sheets at June 30, 2017 (Unaudited) and December 31, 2016, (ii) Condensed Statement of Operations for the Three and Six Months Ending June 30, 2017 and 2016 (Unaudited), (iii) Condensed Statement of Changes in Stockholders’ Equity for the Six Months Ending June 30, 2017 (Unaudited), (iv) Condensed Statement of Cash Flow for the Six Months Ending June 30, 2017 and 2016 (Unaudited), and (v) Notes to Unaudited Condensed Financial Statements.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIM HOMES, INC.
(Registrant)

Date: August 21, 2017	By:	/s/ Milan Saha
Milan Saha
Chief Executive Officer and Chief Financial Officer

