Form 10-Q/A
period 2017-06-30
BIM HOMES, INC.
filed 2017-08-23
CIK 1644889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

The sole purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, originally filed with the Securities and Exchange Commission on August 21, 2017, is to furnish Exhibit 101 to the Form 10-Q, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part I, Item 1 of the Form 10-Q. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

No other changes have been made to the Form 10-Q and the Form 10-Q has not been updated to reflect events occurring subsequent to the original filing date.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101*	The following materials from the Company’s Quarterly Report on Form 10-Q for the Six Months Ending June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Balance Sheets at June 30, 2017 (Unaudited) and December 31, 2016, (ii) Condensed Statement of Operations for the Three and Six Months Ending June 30, 2017 and 2016 (Unaudited), (iii) Condensed Statement of Changes in Stockholders’ Equity for the Six Months Ending June 30, 2017 (Unaudited), (iv) Condensed Statement of Cash Flow for the Six Months Ending June 30, 2017 and 2016 (Unaudited), and (v) Notes to Unaudited Condensed Financial Statements.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIM HOMES, INC.
(Registrant)

Date: August 23, 2017	By:	/s/ Milan Saha
Milan Saha
Chief Executive Officer and Chief Financial Officer

