Form 10-Q
period 2017-09-30
ARMADA ENTERPRISES LP
filed 2017-11-20
CIK 1644889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDING SEPTEMBER 30, 2017

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55489

ARMADA ENTERPRISES, LP

(Formerly known as BIM Homes, Inc.)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [X] Yes [  ] No

The aggregate market value of Armada Enterprises, LP common stock held by non-affiliates of Armada Enterprises, LP as of the last business day of Armada Enterprises, LP most recently completed three month period (September 30, 2017) was approximately $0.00 (based on lack of any trade or posted price reported by OTC on or prior to September 30, 2017). For this purpose, all of Armada Enterprises GP, LLC members were assumed to be affiliates of Armada Enterprises, LP.

As of November 20, 2017, the registrant had 2,634,165 shares of common stock, par value $0.0001 per share, issued and outstanding, with a further 210,000,000 committed to be issued upon receiving FINRA approval for the conversion of BIM Homes, Inc. to Armada Enterprises, LP, and all issued and outstanding shares of common stock will be converted into LP Units on a 1:1 basis.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

ARMADA ENTERPRISES, LP

(Formerly known as BIM Homes, Inc.)

QUARTERLY REPORT ON FORM 10-Q

FOR THE THREE MONTHS AND NINE MONTHS ENDING SEPTEMBER 30, 2017

ITEM 1. FINANCIAL STATEMENTS

Armada Enterprises, LP

(Formerly known as BIM Homes, Inc.)

Condensed Balance Sheet

	Notes	As at September 30, 2017	As at December 31, 2016
		(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	2	$-	$-

Total current assets		-	-

TOTAL ASSETS		$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable, trade		$15,347	$17,115
Accrued expenses and other current liabilities		251,684	9,529
Loans and convertible notes payable, short-term, net of unamortized debt discount of $9,247 and $84,000, respectively.	6	101,620	17,867
Advance from related parties	8	20,845	-
Derivative liability	7	330,244	332,249

Total current liabilities		719,740	376,760

TOTAL LIABILITIES		719,740	376,760

STOCKHOLDERS’ DEFICIT
Preferred stock: $0.0001 par value, 20,000,000 shares authorized, nil shares issued and outstanding as at September 30, 2017 and December 31, 2016	5	-	-
Common stock: $0.0001 par value, 100,000,000 shares authorized, 2,634,165 shares issued and outstanding as at September 30, 2017 and December 31, 2016	5	264	264
Additional paid-in capital		1,746,359	55,464
Accumulated deficit		(2,466,363)	(432,488)

TOTAL STOCKHOLDER’S DEFICIT		(719,740)	(376,760)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$-	$-

See accompanying notes to these unaudited condensed financial statements

Armada Enterprises, LP

(Formerly known as BIM Homes, Inc.)

Condensed Statement of Operations

(Unaudited)

	For the Three Months Ending September 30,		For the Nine Months Ending September 30,
	2017	2016	2017	2016

Revenues	$-	$-	$-	$-

Operating expenses	253,489	21,838	261,203	38,427

Total operating expenses	253,489	21,838	261,203	38,427

Loss from operations	(253,489)	(21,838)	(261,203)	(38,427)

Other income (expenses)
Financing costs	(3,000)	-	(9,029)	-
Gain on change in fair value of derivative liability on debt	178	-	2,005	-
Revaluation of warrants	(1,690,895)	-	(1,690,895)	-
Amortization of debt discount	(25,205)	-	(74,753)	-

Loss before provision for income tax	(1,972,411)	(21,838)	(2,033,875)	(38,427)

Provision for income tax	-	-	-	-

Net loss	(1,972,411)	(21,838)	$(2,033,875)	$(38,427)

Net loss per common share
Basic and diluted	(0.75)	(0.01)	$(0.77)	$(0.01)

Weighted average shares outstanding
Basic and diluted	2,634,165	2,630,815	2,634,165	2,624,142

See accompanying notes to these unaudited condensed financial statements.

Armada Enterprises, LP

(Formerly known as BIM Homes, Inc.)

Condensed Statement of Changes in Stockholders’ Deficit

For the Nine Months Ending September 30, 2017

(Unaudited)

	Shares of Common Stock	Common Stock Value	Additional Paid-in Capital	Accumulated Deficit	Total
Balance brought forward as at January 1, 2017	2,634,165	$264	$55,464	$(432,488)	$(376,760)

Loss on modification of warrants	-	-	1,690,895	-	1,690,895

Net loss for period ending September 30, 2017	-	-	-	(2,033,875)	(2,033,875)

Balance carried forward as at September 30, 2017	2,634,165	$264	$1,746,359	$(2,466,363)	$(719,740)

See accompanying notes to these unaudited condensed financial statements.

Armada Enterprises, LP

(Formerly known as BIM Homes, Inc.)

Condensed Statement of Cash Flow

(Unaudited)

	For the Nine Months ending September 30, 2017	For the Nine Months ending September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,033,875)	$(38,427)

Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for compensation	-	4
Amortization of debt discount	74,753	-
Gain on change in fair value derivative liability	(2,005)	-
Revaluation of warrants	1,690,895
Changes in operating assets and liabilities:
Prepaid expenses	-	(4,306)
Accounts payable and accrued expenses	249,387	(64)

NET CASH USED IN OPERATING ACTIVITIES	(20,845)	(42,793)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of warrants	-	24,990
Proceeds from related party advances	-	15,202
Proceeds from convertible note issuance	-	17,335
Proceeds from (repayment of) related party advance	20,845	(14,734)

NET CASH PROVIDED BY FINANCING ACTIVITIES	20,845	42,793

NET INCREASE (DECREASE) IN CASH	-	-

Cash, beginning of year	-	-

Cash, end of year	$-	$-

SUPPLEMENTAL DISCLOSURES:
Related party convertible loans cancelled and reclassified to paid-in capital	$-	$30,475
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to these unaudited condensed financial statements.

Armada Enterprises, LP

(Formerly known as BIM Homes, Inc.)

Notes to Unaudited Condensed Financial Statements

For the Nine Months Ending September 30, 2017 and 2016

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

On July 14, 2017, the Company filed a definitive Proxy Statement, outlining the proposed conversion of the Company into a Limited Partnership, the change of name of the Company to Armada Enterprises, LP and, on successful completion of this proposed conversion and name change, the contribution of certain assets from Armada Enterprises, GP, LLC in exchange for Armada Enterprises, LP Units. The conversion and name change were subject to a shareholder vote, which was required to be unanimous, and was completed on October 11, 2017. Final FINRA approval for the change has not yet been received. On approval being granted, all shares currently outstanding will be converted into LP Units on a 1:1 basis, and all references to shares will be changed to LP Interests.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements as of September 30, 2017 have been prepared in accordance with the U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements include all adjustments of a normal recurring nature necessary for a fair presentation of the Company’s financial position as of September 30, 2017, the Company’s results of operation and the cash flows for the nine months ended September 30, 2017. These condensed financial statements should be read in conjunction with the audited financial statements included in the Company’s Form 10-K filed on May 19, 2017. The December 31, 2016 condensed balance sheet data was derived from the audited financial statements included in the Form 10-K filed on May 19, 2017. The financial statements and notes are representations of the Company’s management (“Management”) and its board of directors (the “Board of Directors”), who are responsible for their integrity and objectivity.

Results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017 or any other future period.

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

Cash and Cash Equivalents

For the Balance Sheet and Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. The Company had no cash equivalents as of September 30, 2017.

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of September 30, 2017, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

NOTE 3. GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has no significant operating history and had a cumulative net loss from inception to September 30, 2017 of $2,466,363. The Company has a working capital deficit of $719,740 as of September 30, 2017. The accompanying financial statements for the period ending September 30, 2017, have been prepared assuming the Company will continue as a going concern. The ability to continue as a going concern is dependent upon the Company’s ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

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

On August 29, 2017, the Company entered into a series of warrant amendment agreements (collectively, the “Warrant Amendments”) in order to extend the expiration date of certain outstanding warrants (collectively, the “Warrants”) from August 30, 2017 to August 30, 2020. The Company analyzed the incremental value of the modified warrants as compared to the original warrant value, both valued as of the modification date, the Company determined the following warrant modification expense using the Black-Scholes Option Pricing Model and the following weighted average assumptions:

Assumption	Pre- Modification	Post-Modification
Market price per share	$6.00	$6.00
Average exercise price per Share	$6.00	$6.00
Risk-free interest rate	2.16%	2.16%
Remaining contractual term in years	0.00	3.00
Volatility	23.4%	23.4%
Dividend rate	0.0%	0.0%
Fair value per share	$0.61	$1.28

The total incremental value of the modified warrants resulted in a warrant modification expense of $1,690,895 charged to the Company’s Income Statement for the period ending September 30, 2017.

The following table summarizes the warrants outstanding and the related prices for the shares of the Company’s common stock at September 30, 2017:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance outstanding December 31, 2015	2,500,000	$6.00	0.66	$-
Granted	-	-	-	-
Exercised	(4,165)	6.00	0.63	-
Cancelled	-	-	-	-
Balance outstanding December 31, 2016	2,495,835	$6.00	0.66	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-

Balance outstanding September 30, 2017	2,495,835	$6.00	2.92	$-

Exercisable, September 30, 2017	2,495,835	$6.00	2.92	$-

NOTE 5. COMMON STOCK AND PREFERRED STOCK

As of September 30, 2017 the authorized share capital of the Company consisted of 100,000,000 shares of common stock with $0.0001 par value and 20,000,000 shares of preferred stock also with $0.0001 par value. No other classes of stock are authorized. On final approval by FINRA of the conversion of BIM Homes, Inc. to Armada Enterprises, LP, the preferred stock will be canceled and all shares of common stock will convert into LP Units on a 1:1 basis.

Common Stock

As of September 30, 2017 and December 31, 2016 there were a total of 2,634,165 common shares issued and outstanding.

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

As a result of these issuances there were a total 2,634,165 common shares issued and outstanding, and a total of 2,495,835 warrants to acquire common shares issued and outstanding, as at September 30, 2017 and December 31, 2016.

Preferred Stock

The authorized share capital of the Company includes 20,000,000 shares of preferred stock with $0.0001 par value. As of September 30, 2017 and December 31, 2016 no shares of preferred stock had been issued or outstanding.

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

As at September 30, 2017, the Company had one convertible loan note outstanding with a repayment date of November 4, 2017. The principal amount of the loan note was $100,000, received on November 4, 2016, and the note has an annual interest rate of 12%, to be applied to the outstanding principal sum. Including accrued interest of $10,867, the amount outstanding as at September 30, 2017 was $110,867. The note is convertible at the holders’ election, into shares of Common Stock at a 75% discount to the Market Price, where Market Price is defined as the average of the lowest three (3) days’ trading prices for the Common Stock during the ten (10) Trading Day period ending one Trading Day prior to the Conversion Date. This conversion right exists from the issue date of November 4, 2016 until the later of (i) the Maturity Date of November 4, 2017, and (ii) the date of payment of the outstanding principal and all accrued and unpaid interest, and can be applied in whole or in part to the amount outstanding at the point of conversion. The Note also provides for an equity kicker allowing conversion of up to an additional 10% of the principal amount at the higher of (i) the same conversion price and (ii) $1.00 per share, with the same calculation used to determine Market Price as described above. The initial fair value of the beneficial conversion feature relating to this convertible loan was $331,973 using the Black Scholes method at the date of the grant of conversion rights and based on the following assumptions: (1) risk-free interest rate of 1.81%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our Common Stock of 31.91%; (4) an expected life of the beneficial conversion feature of 1 year and (5) in the absence of an active market for the Company’s Common Stock, a stock price of $6.00 per share based on the price of the warrants exercised on September 12, 2016.

During the nine months ended September 30, 2017 and 2016, the Company amortized the debt discount of $74,753 and $0 to operations as interest expense, respectively.

During the three months ended September 30, 2017 and 2016, the Company amortized the debt discount of $25,205 and $0 to operations as interest expense, respectively.

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

The following table provides a summary of changes in fair value of the Company’s Level 3 derivative liabilities for the period ending September 30, 2017 and year ended December 31, 2016:

	September 30, 2017	December 31, 2016
Balance, beginning of period	$332,249	$-
Additions	-	331,973
Mark-to-market at modification date	(2,005)	276
Reclassified to additional paid in capital upon modification of term	-	-
Balance closing	$330,244	$332,249
Net gain (loss) due to change in fair value included in statement of operations	$2,005	$(276)

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

Effective June 17, 2016, certain stockholders and warrant holders of the Company sold an aggregate of 2,495,000 shares of the Company’s common stock and warrants to purchase 2,500,000 shares of the Company’s common stock, resulting in a change of control of the Company. Armada Enterprises GP, LLC (“Armada GP”) purchased 2,000,000 shares of common stock, representing 76.0% of the Company’s outstanding common stock, and 2,005,000 warrants to purchase shares of common stock in these transactions. The Company’s chief executive officer, Milan Saha, also serves as Armada GP’s Chief General Counsel. During the year ending December 31, 2016, Armada GP advanced the Company $15,202 for working capital purposes which was repaid. The advances bore no interest, were unsecured and were repayable on demand.

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

Between July 1, 2017 and September 30, 2017, the President advanced a sum of $1,665 to the Company as a short-term cash advance. This amount attracts no interest and will be repaid when the Company receives additional cash.

During the period ending September 30, 2017, professional and consulting fees totaling $250,000 were accrued as an expense in the Company’s Income Statement for services provided up to and including September 30, 2017 by affiliates of the Company. None of these amounts has yet been paid and the Company reserves the right to pay these in future in cash or in stock, as agreed with each individual.

NOTE 9. COMMITMENT AND CONTINGENCY

There is no commitment or contingency to disclose during the period ending September 30, 2017.

NOTE 10. SUBSEQUENT EVENTS

There were several significant events occurring after September 30, 2017:

-	On October 11, 2017, we received the final affirmations to complete a 100% vote of shareholders to execute the Plan of Conversion to convert BIM Homes, Inc. from a Delaware corporation to a Delaware limited partnership called “Armada Enterprises, LP.” The Certificate of Conversion and Certificate of Limited Partnership for Armada Enterprises, LP were filed with the Delaware Secretary of State Division of Corporations effective October 16, 2017. Upon effectiveness of these filings, the Registrant’s governance structure changed such that it will be managed by a general partner, and pursuant to the Plan of Conversion, the controlling shareholder is now the General Partner. As part of this conversion, all common stock in BIM Homes, Inc. will be converted into Limited Partnership Units (“LP Units”) and all preferred stock in BIM Homes, Inc. will be canceled upon final approval of the conversion from FINRA.

-	Effective October 17, 2017, an Agreement of Limited Partnership was executed between the Registrant’s CEO, Milan Saha, on behalf of its shareholders who are the initial limited partners of Registrant limited partnership and the Registrant limited partnership’s new general manager, Armada Enterprises GP, LLC, who is also the Registrant’s majority shareholder. The Agreement of Limited Partnership was executed as disclosed in the Registrant shareholder consent solicitation for the Plan of Conversion.

Execution of the Agreement of Limited Partnership was the last act of the Registrant’s CEO pursuant to his resignation from being the Registrant’s Sole Director, President, and CEO. The Registrant limited partnership executed a separation agreement with Mr. Saha for his service in effecting the conversion. Mr. Saha will continue to serve as General Counsel for Armada Enterprises GP, LLC, (“General Partner” or “GP”).

-	Effective October 18, 2017, we executed a services agreement with the General Partner, pursuant to which the GP will provide certain services to the limited partnership, including certain executive, general and administrative services, including but not limited to legal, accounting, treasury, insurance administration and claims processing, risk management, health, safety and environmental, information technology, human resources, credit, payroll, internal audit, taxes and engineering. As consideration for the services provided under the Services Agreement, the limited partnership has agreed to pay to the General Partner a fee of 2% of the partnership’s operating surplus. In addition, the limited partnership will reimburse the General Partners for its expenses in connection with the services provided under the Services Agreement. The Services Agreement was executed as disclosed in the Registrant’s shareholder consent solicitation.

-	On November 4, 2017, the holders of the convertible loan note (the “Note”), Janet and Stephen Silverman, agreed to (i) extend the maturity date of the Note from November 4, 2017 to March 31, 2018; (ii) amend the interest rate from 12% to 18% while the Note remains outstanding; and (iii) set the conversion price at $2.50 per share, which is a 75% discount from the Company’s proposed S-1 registered offering price.

-	On November 6, 2017, the Registrant, as the final step of its Plan of Conversion, approved by 100% of its shareholders, executed a Contribution, Conveyance, Assumption Agreement (the “Contribution Agreement”) with its general partner, Armada Enterprises GP, LLC (“Armada GP”), and the members of Wighthall Hotels & Resorts, LLC, a Delaware limited liability company; Wight International Construction, LLC, a Delaware limited liability company; Elite Media Holdings, LLC, a Wyoming limited liability company; Diamond Star Aerospace, LLC, a Delaware limited liability company; and Armada Marine Holdings, LLC, a Delaware limited liability company (the “Sector Subsidiaries”). Pursuant to the Contribution Agreement, all the members of each of the Sector Subsidiaries shall contribute 100% of the outstanding equity interests in the Sector Subsidiaries to the Registrant so that each Operating Entity becomes a wholly-owned subsidiary of the Registrant. In exchange for said equity interests, the Registrant will issue a total of Two Hundred Ten Million (210,000,000) limited partner interests (“LP Units”) to the preferred members of the Sector Subsidiaries to be issued pari passu, and certain incentive distribution rights (“IDRs”) to the common member, which is Armada GP for each operating entity.

Of the 210,000,000 LP Units to be issued, 42,000,000 will be Common LP Units and the remaining 168,000,000 will be Subordinated LP Units. The properties for the Common LP Units, Subordinated LP Units and the Incentive Distribution Rights are defined in the Registrant’s limited partnership agreement (the “LPA”), executed on October 17, 2017 – see the Registrant’s 8-K filing for that period for a copy of the LPA, which is an exhibit thereto. Common LP Units have a first call on cash distributions to the extent of the LP Units’ minimum quarterly distribution (“MQD”), which is set at $0.125 per quarter, or $0.50 per annum, in the LPA. If there is any shortfall in the payment of the MQD from prior quarters, all arrearages on the MQD must be paid to the common LP Units before any distributions can be made to the subordinated LP Units. The LPA also subordinates LP Units held by the general partner and its affiliates as an internal risk mitigation control so that Common LP Units held by the public are prioritized to receive their MQD.

Incentive Distribution Rights are the right to an increasing share of cash distributions as certain cash distribution benchmarks above and beyond the MQD are achieved for the limited partners, which is all set forth the LPA. Management’s intent was to structure the Contribution Agreement to incentivize the management to both prioritize meeting the MQD for the public’s Common LP Units and to maximize the total value of distributions to the limited partners, or LP Unit holders.

The LPA fixed the per annum minimum distribution for the LP Units at $0.50 based on providing a 5% rate of return on each LP Unit. Accordingly, 210,000,000 was determined to be the number of LP Units to be issued in exchange for the Sector Subsidiaries based on the pro-forma cash flow projections and the ability to cover the $0.50 minimum annual distribution, with subordination of 80% of the LP Units acting as an internal risk mitigation control.

The Sector Subsidiaries maintain separate operations in the sectors of Hotels & Resorts, Construction, Aviation, Maritime and Media & Entertainment, and have been consolidated under the Registrant in order to transact with each other and third parties so as to maximize distributions to the LP Unit holders.

The Registrant has considered the guidance pursuant to Rule 11-01(d) of Regulation S-X and related interpretations and has concluded the contributions of the entities are contributions of assets and not of businesses. Accordingly, we will not be filing historical financial statements. We have included the required pro forma financial information as a result of the completion of the Contribution.

The respective operations of the Sector Subsidiaries are as follows:

-	Wight International Construction (“WIC”) is the core of the portfolio, providing construction expertise to the Maritime and Hotels & Resorts divisions to enhance value and create additional revenue and profit opportunities. WIC will earn revenue through execution of engineering, procurement and construction contracts normally at a fixed percentage of the construction budget over the life of the project. It may also provide the financing for such projects, at a generous rate of return. Investments in this division tend to be controlled investments.

-	Armada Marine Holdings (“AMH”) will focus on port development and operation, as well as other maritime opportunities, such as wreck recovery, shipyards, and cruise line operations. AMH earns its revenues through operation of assets and the creation and financing of additional assets (eg. by adding additional cruise ships or new port facilities). Investments in this division tend to be control investments. A significant portion of its activities will be based out of Puerto Rico, including a mega-yacht marina, yacht club and hotel development and a shipyard in Port Caribe, Puerto Rico. To aid Puerto Rico in its recovery efforts from the impact of Hurricane Maria, AMH is pivoting its operations there in the near term away from travel tourism towards shipping, port development and infrastructure, but just for the short term as management believes travel and tourism will be an integral part of rebuilding the economy of Puerto Rico.

-	Wighthall Hotels & Resorts, LLC (“WHR”) will develop hotels and resorts throughout the world, though with a focus on the U.S. and the Caribbean regions. It will earn a 10% development fee during the development phase, plus revenues from the sale of residential units in subsequent years of the development phase. After development is complete, stabilized, recurring revenue will be generated by management fees, and food, beverage and spa sales. WHR will usually work in partnership with Wight International Construction, who will oversee construction. Investments in this division tend to be control investments.

-	Diamond Star Aerospace, LLC (“DSA”) will co-ordinate the management charter operators with FAA part 135, 125 and 121 charter certificates. This business will be complimented by DSA’s development of a private aircraft financing and leasing company whose aircraft will enter into a charter management program with DSA’s charter operators. Revenues from the aircraft charters will be allocated 2/3 to the aircraft and owner and 1/3 to the charter operators, which are also responsible for expenses but generally, pass those on to the charter customers. DSA plans to spin out the aircraft financing and leasing company in the first quarter of 2018 creating a windfall for distributions to the LP Unit holders. In addition, DSA is working on proposals to requests for proposals (RFPs) on certain aerospace projects in the United States.

-	Elite Media Holdings, LLC (“EMH”) is linked to the rest of the portfolio through its ability to create valuable entertainment properties based upon its other operations, referred to as “branded narratives”. It has created a media fund that will finance and produce a slate of television shows and feature films over the next 5 years, generating media production tax credits that may be allocated as distributable cash flow for the LP Unit holders.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

These forward-looking statements are based on the current beliefs and expectations of our management and are subject to significant risks and uncertainties. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results may differ materially from current expectations and projections. The following factors, among others, could cause actual results to differ from those set forth in the forward-looking statements:

●	the failure to obtain sufficient capital resources to fund our operations;
●	unsuccessful construction and expansion activities, including delays or cancellations;
●	incorrect estimates of required capital expenditures;
●	increases in the cost of operations;
●	impact of environmental and other governmental regulation, including delays in obtaining permits or other permissions;
●	hazardous and risky operations relating to the development of any projects;
●	our ability to successfully identify and integrate acquisitions;
●	our dependence on key personnel;
●	changes in applicable laws, rules or regulations;
●	the potential for claims arising from any operations;
●	general competitive conditions within the different industries in which we operate; and
●	financial market conditions.

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

General Background

The following discussion and analysis is intended to help you understand our results of operations for the nine months ending September 30, 2017 and 2016, and our financial condition as at September 30, 2017 and December 31, 2016. You should read the following discussion and analysis together with our audited financial statements and the notes to the financial statements included under Item 1 in this report. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors. You should carefully review the risks described under Item 1A and elsewhere in this report, which identify certain important factors that could cause our future financial condition and results of operations to vary.

Liquidity, Capital Resources and Financial Condition

Financial Condition as at September 30, 2017 (“2017 Period”) versus December 31, 2016 (“2016 Period”)

As of September 30, 2017 we had no assets (2016 Period: nil), liabilities totaling $719,740 (2016 Period: $376,760) and an accumulated deficit of $2,466,363 (2016 Period: $432,488). This increase in liabilities was the result of expenses incurred through our efforts to develop the business and related to our registration as a reporting issuer with the SEC, as outlined below, as well as a one-time cost of $1,690,895 for extending the life of our warrants. We will, in all likelihood, sustain continued operating expenses without corresponding revenues until we can execute on one or more of our business development and acquisition opportunities, and we will continue to depend upon shareholders and officers to make loans to the Company to meet any costs that may occur. All such advances will be interest-free.

Results of Operations

Results of Operations for the three months ending September 30, 2017 (“2017 Period”) and 2016 (“2016 Period”)

The Company has not yet realized any revenues or earnings from operations. Our expenses in the 2017 Period were for general and administrative costs of $253,489 (2016 Period: $21,838), finance costs of $3,000 (2016 Period: nil), amortization of debt discount of $25,205 (2016 Period: nil), a gain on change in fair value of derivative liability of $178 (2016: nil), related to the outstanding convertible loan note, and a one-time cost for extending the life of the Company’s warrants of $1,690,895 (2016 Period: nil). We will, in all likelihood, sustain continued operating expenses without corresponding revenues until we can execute on one or more of our business development and acquisition opportunities.

Results of Operations for the nine months ending September 30, 2017 (“2017 Period”) and 2016 (“2016 Period”)

Expenses in the 2017 Period were for general and administrative costs of $261,203 (2016 Period: $38,427), finance costs of $9,029 (2016 Period: nil), amortization of debt discount of $74,753 (2016 Period: nil), a gain on change in fair value of derivative liability of $2,005 (2016: nil), related to the outstanding convertible loan note, and a one-time cost for extending the life of the Company’s warrants of $1,690,895 (2016 Period: nil).

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

Conversion of BIM Homes, Inc. to Armada Enterprises, LP

On October 11, 2017, we received the final affirmations to complete a 100% vote of shareholders to execute the Plan of Conversion to convert BIM Homes, Inc. from a Delaware corporation to a Delaware limited partnership called “Armada Enterprises, LP.” The Certificate of Conversion and Certificate of Limited Partnership for Armada Enterprises, LP were filed with the Delaware Secretary of State Division of Corporations effective October 16, 2017. Upon effectiveness of these filings, the Registrant’s governance structure changed such that it will be managed by a general partner, and pursuant to the Plan of Conversion, the controlling shareholder is now the General Partner. As part of this conversion, all common stock in BIM Homes, Inc. will be converted into Limited Partnership Units (“LP Units”) and all preferred stock in BIM Homes, Inc. will be canceled upon final approval of the conversion from FINRA.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of September 30, 2017, our disclosure controls and procedures were not effective for the same reasons that our internal controls over financial reporting were not adequate.

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

Under the supervision and with the participation of our Principal Executive Officer we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of September 30, 2017, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1*	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the Nine Months Ending September 30, 2017 (Unaudited), formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Balance Sheets at September 30, 2017 (Unaudited) and December 31, 2016, (ii) Condensed Statement of Operations for the Three and Nine Months Ending September 30, 2017 (Unaudited) and 2016, (iii) Condensed Statement of Changes in Stockholders’ Equity for the Nine Months Ending September 30, 2017 (Unaudited), (iv) Condensed Statement of Cash Flow for the Nine Months Ending September 30, 2017 (Unaudited) and 2016, and (v) Notes to Unaudited Condensed Financial Statements.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARMADA ENTERPRISES, LP.
(Registrant)

Date: November 20, 2017	By:	/s/ George Wight
George Wight
Managing Member, Armada Enterprises GP, LLC

