Form 10-K
period 2017-12-31
ARMADA ENTERPRISES LP
filed 2018-04-17
CIK 1644889

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities Registered Pursuant to Section 12(b) of the Act:

Limited Partnership Units	OTC QB
(Title of each class)	(Name of Exchange on
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [X] Yes [  ] No

The aggregate market value of Armada Enterprises, LP common LP units held by non-affiliates of Armada Enterprises, LP on June 30, 2017 was approximately $0.00, based on lack of any trade or posted price reported by OTC on or prior to this date. For this purpose, all of Armada Enterprises GP, LLC members were assumed to be affiliates of Armada Enterprises, LP.

As of April 17, 2018, the registrant had 212,634,165 common LP units issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

ARMADA ENTERPRISES, LP (formerly known as BIM HOMES, INC.)

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2017

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Background of the Issuer and its Predecessor

Armada Enterprises, LP (“the Company” or “the Issuer”), formerly known as BIM Homes, Inc., was originally organized under the laws of the State of Delaware on March 6, 2014 as part of the implementation of the Chapter 11 plan of reorganization of Pacific Shores Development, Inc. (“PSD”).

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

The Disclosure Statement describing the Plan of Reorganization provided for BIM Homes, Inc. to carry forward the business of BIM Homes, LLC, the planning and permitting for development of homes on in-fill lots. The Disclosure Statement also provided that the Company should be incorporated in order to facilitate the distribution of shares in the Company to the former creditors of PSD. The Disclosure Statement also stated that it was possible that management would pursue business opportunities in other areas or in other industries. While it remained possible that management would find real estate development opportunities for the Company, this registration statement reflected managements’ belief that it was most likely that future opportunities for the Company will be in other industries.

The economic downturn of 2008 lasted longer than expected, and by the time the housing market recovered BIM’s home plans were obsolete and its original management had other full-time employment, effectively reducing the opportunity for the Company to use the know how it had developed. Konstantin Zecevic, BIM’s first president, resigned on March 6, 2014 because he lacked the time to devote to the Issuer’s business. Daniel Masters, BIM’s current president, took over as president at that time. On June 1, 2015 Mr. Howard Behling, a business consultant working chiefly in the healthcare industry, joined Mr. Masters as an officer and director of the Company to assist Mr. Masters in identifying a new business direction for the Company.

Effective June 17, 2016, six stockholders and warrant holders of BIM Homes, Inc. (the “Company”) sold, via a series of separate agreements, an aggregate of 2,495,000 shares of the Company’s common stock and warrants to purchase 2,500,000 shares of the Company’s common stock to four purchasers. One of the purchasers was Armada Enterprises GP, LLC (“Armada GP”), who purchased 2,000,000 units, each consisting of one share of restricted common stock one warrant to purchase a share of common stock. This resulted in a change of control of the Company, whereby Armada GP, having purchased 2,000,000 of the 2,630,000 shares outstanding as of June 17, 2016, or approximately 76% of the issued and outstanding common stock, became the controlling shareholder of the Company. On conversion of the Company to a limited partnership, these shares became limited partnership units on a 1:1 conversion basis.

Effective July 6, 2016, the Company’s existing officers and directors resigned, and Armada GP appointed its general counsel, Milan Saha, to be the Company’s Chief Executive Officer, President, Secretary, Treasurer and sole director.

On October 28, 2016, the Company’s board of directors approved a plan for conversion of the Company from a corporation to a publicly traded limited partnership. In accordance with an agreement executed in October 2017, the Company is now managed by Armada Enterprises GP, LLC, a Delaware limited liability company and currently the majority shareholder of the Company, as the Company’s general partner.

On July 14, 2017, the Company filed a definitive Proxy Statement, outlining the proposed conversion of the Company into a Limited Partnership, the change of name of the Company to Armada Enterprises, LP and, on successful completion of this proposed conversion and name change, the contribution of certain assets from Armada Enterprises GP, LLC in exchange for Armada Enterprises LP Units. The conversion and name change were subject to a shareholder vote, which was required to be unanimous, and was completed on October 11, 2017. Final FINRA approval for the change was received on December 27, 2017, allowing the Company to be treated as a Limited Partnership from that date, and managed by the General Partner, Armada Enterprises GP, LLC. The Company converted all 2,634,165 shares of common stock issued and outstanding on that day into limited partnership units on a 1:1 basis. The execution of a contribution agreement, whereby Armada GP contributed its assets to Armada Enterprises, LP in exchange for LP units, was completed in January 2018, and the LP units were distributed on January 23, 2018.

Description of Current Business

The Company converted from a corporation to a publicly traded partnership in order to exploit certain assets owned by Armada GP contributed to Armada Enterprises, LP in exchange for LP Units (this exchange occurred in January 2018). These assets are intended to generate available cash flow to distribute to the Company’s limited partnership interest holders. It is the Company’s present intention to continue to comply with all of the reporting requirements under the 1934 Act. The Company anticipates incurring additional expenses in the completion of its plan and is currently seeking to raise additional capital through convertible notes to pay these expenses. The Company does not intend to submit acquisitions to shareholders for approval. The Company does not intend to hire an investment banker, a business broker, or a similar professional specializing in business acquisitions.

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

Competition

We will compete with other companies that seek to make acquisitions of assets accretive to their balance sheet that can generate consistent stabilized cash flow. We seek to acquire assets in the sectors of Hotel & Resort Development and Operations; Media & Entertainment Production, Promotion and Distribution; Construction; Aviation & Aerospace; Marine Salvage and Maritime Operations; Healthcare; Security; and any other sectors with attractive business fundamentals.

ITEM 1A. RISK FACTORS

Our business is subject to numerous risk factors, including the following:

1. We have no operating history and no revenues or earnings from operations.

We have no assets. We will continue to sustain operating expenses without corresponding revenues at least until the consummation of our initial acquisitions. This may result in us incurring a net operating loss that will increase continuously until we can consummate acquisitions of profitable business entities. Though we have identified suitable acquisitions, there is no assurance that we can consummate any specific acquisitions.

2. We may not be able to continue to operate as a going concern.

Our auditor has expressed the opinion that we may not be able to continue as a going concern. His opinion letter and the notation in the financial statements indicate that we do not have revenues, cash reserves, or other material assets and that we are relying on advances from stockholders and our general partner to meet our limited operating expenses. We may become insolvent if we are unable to pay our debts in the ordinary course of business as they become due.

3. Our proposed plan of operation is speculative.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the business opportunities which we identify. While our general partner intends to seek business agreement(s) or combination(s) with entities having established operating histories, there can be no assurance that we will be successful in locating candidates meeting such criteria. In the event we complete a business agreement or combination, of which there can be no assurance, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

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

We have no arrangement, agreement or understanding with respect to entering into an agreement or engaging in a merger with, joint venture with or acquisition of, a private or public entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business transaction. While our general partner has identified opportunities for our evaluation, there is no assurance that we will be able to negotiate a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved, and without which we would not consider a business transaction in any form with such business opportunity. Accordingly, we may enter into a business agreement or a business combination with a business having no significant operating history, losses, limited potential or no potential for earnings, limited assets, negative net worth or other negative characteristics.

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

Although we will be subject to regulation under the 1934 Act, our general partner believes the Company will not be subject to regulation under the Investment Company Act of 1940, insofar as we will not be engaged in the business of investing or trading in securities. In the event we engage in a business combination that results in us holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to the status of our Company under the Investment Company Act of 1940 and, consequently, any violation of such Act would subject us to material adverse consequences.

8. The more acquisitions we do, each shareholder will be more likely to hold a substantially lesser percentage ownership in the Company.

If we enter a business combination with a private concern, it will, in all likelihood, result in the Company issuing securities to shareholders of any such private company. The issuance of our previously authorized and unissued stock would result in reduction in percentage of shares owned by our present and prospective shareholders and may result in a change in our control or in our management.

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

On June 29, 2005, the Securities and Exchange Commission adopted final rules amending the Form S-8 and the Form 8-K for shell companies. The amendments expand the definition of a shell company to be broader than a company with no or nominal operations/assets or assets consisting of cash and cash equivalents. The amendments prohibit the use of a Form S-8 (a form used by a corporation to register securities issued to an employee, director, officer, consultant or advisor), under certain circumstances, and revise the Form 8-K to require a shell company to include current Form 10 information, including audited financial statements, in the filing on Form 8-K that the shell company files to report the acquisition of the business opportunity. This initial filing must be made within four days of the acquisition and the Form 8-K filing may be reviewed by the Securities and Exchange Commission. The prospects of certain disclosures, or the lack of the ability to issue securities using a Form S-8, or the requirement of audited financial statements, or the unwillingness to assume the significant costs of compliance, may make an otherwise appropriate acquisition target unwilling to enter a business combination with us.

10. The requirement of audited financial statements may disqualify some business opportunities we are seeking to acquire.

Our general partner believes that any potential business combination opportunity must provide audited financial statements for review, for the protection of all parties to the business combination within a certain time period of the closing. One or more attractive business opportunities may choose to forego the possibility of a business combination with us, rather than incur the expenses associated with preparing audited financial statements.

11. Our Common Stock may never be publicly traded, and holders may have no ability to sell their shares.

There is no established public trading market for our limited partnership units, and there is no assurance that our limited partnership units will be accepted for listing on the OTC market or in any other trading system in the future.

There can be no assurance that a market for our limited partnership units will be established or that, if established, a market will be sustained. Therefore, if you purchase our limited partnership units you may be unable to sell the shares. Accordingly, you should be able to bear the financial risk of losing your entire investment.

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

12. If our limited partnership units do not meet blue sky resale requirements, certain shareholders may be unable to resell our limited partnership units.

The resale of limited partnership units must meet the blue sky resale requirements in the states in which the proposed purchasers reside. If we are unable to qualify the limited partnership units and there is no exemption from qualification in certain states, the holders of the limited partnership units or the purchasers of the limited partnership units may be unable to sell them.

13. Our shareholders may face significant restrictions on the resale of our limited partnership units due to state “blue sky” laws or if we are determined to be a “blank check” company.

There are state regulations that may adversely affect the transferability of our limited partnership units. We have not registered our limited partnership units for resale under the securities or “blue sky” laws of any state. We may seek qualification or advise our shareholders of the availability of an exemption. We are under no obligation to register or qualify our limited partnership units in any state or to advise the shareholders of any exemptions.

Current shareholders, and persons who desire to purchase the limited partnership units in any trading market that may develop in the future, should be aware that there might be significant state restrictions upon the ability of new investors to purchase the limited partnership units.

Blue sky laws, regulations, orders, or interpretations place limitations on offerings or sales of securities by “blank check” companies or in “blind-pool” offerings, or if such securities represent “cheap stock” previously issued to promoters or others. Our majority shareholder, because he received stock at a price of $0.0001 for each share, may be deemed to hold “cheap stock.” These limitations typically provide in the form of one or more of the following statements that such securities are:

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

14. Our limited partnership units may be subject to significant restriction on resale due to federal penny stock restrictions.

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

These disclosure requirements will have the effect of reducing the level of trading activity in any secondary market for our stock, and accordingly, shareholders of our limited partnership units will find it difficult to sell their securities, if at all.

ITEM 2. PROPERTIES

We presently do not have dedicated office space. We utilize a virtual office space, and it is anticipated that this arrangement will remain until such time as the Company acquires assets. Management believes that this arrangement will meet the Company’s needs for the foreseeable future, especially as the acquisition of assets and operations will bring dedicated facilities for each such acquisition.

ITEM 3. LEGAL PROCEEDINGS

There is no existing litigation by or against the Company. However, due to a default on an outstanding loan note, which was due for redemption on November 4, 2017 and is still outstanding at the date of this filing, there is the threat that litigation may be commenced against the Company for repayment of the principal and interest owed. The full amount owed at December 31, 2017, as reflected in the Company’s financial statements, was $115,360, an amount which increases by approximately $1,680 for every month the original note is not redeemed in full. At the time of this filing, no litigation against the Company had been commenced, but the threat of such litigation has been discussed with the creditor party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the year ended December 31, 2017.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no trading market for our limited partnership units at present and there has been no trading market since inception. We have no trading symbol, no posted quote and no trades have taken place.

Holders

As of December 31, 2017, there were approximately 18 holders of record holding our limited partnership units.

Dividends and Distributions

We have never paid a distribution on our limited partnership units and we do not intend to pay a distribution in the foreseeable future, until earnings exceed the designated threshold per unit to enable us to pay such distributions. We have had no earnings from which to pay distributions to date and we anticipate that there will be no earnings prior to a business combination and possibly no earnings after a business combination.

Recent Sales of Unregistered Securities

(a) Securities issued in bankruptcy.

On exit from bankruptcy, 580,000 shares of common stock were distributed to 45 shareholders by order of the U.S. Bankruptcy Court for the Southern District of California as part of the confirmed Plan of Reorganization of Pacific Shores Development, Inc. (“PSD” or the “Debtor”). In 2005 PSD established BIM Homes LLC as a wholly owned subsidiary to build and sell low cost single family homes on in-fill lot sites. The real estate crash and the recession of 2008 made it impossible for PSD and for BIM Homes LLC to obtain the financing needed to carry on its projects. In 2010 PSD filed for chapter 11 bankruptcy protection. As part of the PSD Chapter 11 Plan of Reorganization the Court ordered the incorporation of the Issuer and ordered the Issuer’s securities to be distributed to creditors of the Debtor in partial satisfaction of their claims against the Debtor and in order to enhance the creditors’ opportunity for recovery.

Also on exit from bankruptcy, 2,500,000 warrants to purchase shares of our common stock were also distributed to creditors of the Debtor as part of the confirmed Plan of Reorganization. The warrants consist of 500,000 “A Warrants” each convertible into one share of common stock at an exercise price of $4.00; 500,000 “B Warrants” each convertible into one share of common stock at an exercise price of $5.00; 500,000 “C Warrants” each convertible into one share of common stock at an exercise price of $6.00; 500,000 “D Warrants” each convertible into one share of common stock at an exercise price of $7.00; and 500,000 “E Warrants” each convertible into one share of common stock at an exercise price of $8.00. These warrants were able to be exercised at any time prior to August 30, 2016.

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

On March 6, 2014 the Company issued 2,000,000 restricted shares of its common stock to its President and Director, Daniel Masters, for organizational costs and services at par value ($0.0001 per share) for total consideration of $200. On June 1, 2015 the Company issued 10,000 restricted shares of its common stock to its Secretary, Treasurer, and Director Howard Behling, also for services at par value ($0.0001 per share). On February 11, 2016 the Company issued a total of 40,000 restricted shares of its common stock to five individuals: 20,000 restricted shares of its common stock to Konstantin Zecevic; 5,000 restricted shares of its common stock to Frances Munro; 5,000 restricted shares of its common stock to Joseph LeBlanc; 5,000 restricted shares of its common stock to Gulten Balaban Umancan; and 5,000 restricted shares of its common stock to Muzeyyen Balaban. All of these issuances were for services at par value of $0.0001 per share. We relied upon Section 4(2) of the Securities Act of 1933, as amended for the above issuances. We believed that Section 4(2) was available because:

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

On November 4, 2016, the Company entered into a 12% convertible promissory note payable (the “Convertible Note”) with a principal amount of $100,000. Principal and all accrued interest payable is due on November 4, 2017. The holder of the Convertible Note has an option to convert all or any portion of the accrued interest and unpaid principal balance of the Convertible Note into the common stock of the Company at 25% of the average of the lowest three trading day prices for the common stock during the ten trading days prior to the conversion date. Additionally, upon the conversion of the Convertible Note, the Company shall issue to the holder on the conversion date a number of additional shares of common stock equal to (i) 10% of the principal amount converted divided by (ii) the lower of (a) $1.00 or (b) the average of the lowest three trading prices for the common stock during the ten trading day period prior to the conversion date. This note was convertible into 73,333 shares when executed, and amount which increased by 2,200 shares every quarter until maturity, and 3,843 shares every quarter in default. At December 31, 2017, the potential conversion into shares totaled 84,597 shares. Since the conversion of the C Corporation to a Limited Partnership was completed on December 22, 2017, the shares referred to are now LP Units in the quantities shown.

All shares of common stock were converted into limited partnership units on a 1:1 basis on December 22, 2017.

Stock Splits

We have never authorized a stock split or reverse stock split.

Repurchases

We have never repurchased any limited partnership units, nor were any repurchases made on our behalf, nor have any future repurchases been authorized.

ITEM 6. SELECTED FINANCIAL DATA

The following financial data for the years ended December 31, 2017 and 2016 was derived from our audited financial statements which, along with the notes thereto, appear elsewhere herein. Data should be read in conjunction with the annual financial statements, related notes, and other financial information appearing elsewhere herein.

	Year ended December 31, 2017	Year ended December 31, 2016
Statement of Operations Data
Revenues	$-	$-
Expenses	2,367,025	418,339
Net loss	(2,367,025)	(418,339)
Loss per share, basic and diluted	(0.90)	(0.16)

Balance Sheet Data
Cash	-	-
Total assets	-	-
Liabilities	1,052,890	376,760
Stockholders’ deficit	(1,052,890)	(376,760)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help you understand our financial condition and results of operations for the years ended December 31, 2017 and December 31, 2016. You should read the following discussion and analysis together with our audited financial statements and the notes to the financial statements included under Item 8 in this report. Our future financial condition and results of operations will vary from our historical financial condition and results of operations described below based on a variety of factors. You should carefully review the risks described under Item 1A and elsewhere in this report, which identify certain important factors that could cause our future financial condition and results of operations to vary.

LIQUIDITY AND CAPITAL RESOURCES

Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of December 31, 2017, the Company had no assets (2016: nil), liabilities totaling $1,052,890 (2016: $376,760) and an accumulated deficit of $2,799,513 (2016: $432,488). Our operating expenses in 2017 were for professional expenses, totaling $530,167, versus 2016’s costs of travel and entertainment of $17,154, professional expenses of $148,960, and general and administrative costs of $1,968. Finance costs were $13,523 (2016: $2,008), amortization of debt discount was $84,000 (2016: $16,000), loss on change in fair value of derivative liability was $48,440 (2016: loss of $232,249), incurred through the issuance of a convertible loan note, and revaluation of warrants was $1,690,895 (2016: Nil). Our increase in liabilities from $376,760 in 2016 to $1,052,890 in 2017 was the result of these expenses, our efforts to develop the business and related to our registration as a reporting issuer with the SEC. We will, in all likelihood, sustain continued operating expenses without corresponding revenues, at least until we can complete further business development, and we will continue to depend upon our general partner to make loans to the Company to meet any costs that may occur. All such advances will be interest-free.

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

GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company’s financial condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company does not have cash or other material assets, nor does it have any operations or revenues from operations. It is relying on interest free advances from its general partner to meet its limited operating expenses. In addition, the Company owes $115,680 as at December 31, 2017 on a convertible loan note which is in default since November 4, 2017, and for which it has no means of repayment currently. This raises the possibility of legal action that may be taken against the Company to recover this debt by the issuing party.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that the Company bears no direct market risk. The Company holds no debt or equity securities, no foreign currencies, and has no credit facility. The general partner of the Company has agreed to extend loans to the Company as needed to meet obligations, which will be interest free. The Company has not made any sales, purchases, or commitments with foreign entities which would expose it to currency risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s financial statements appear at the end of this Form 10-K; they consist of:

Reports of Independent Registered Public Accounting Firm

Balance Sheets

Statement of Operations

Statement of Changes in Stockholders’ Deficit

Statement of Cash Flow

Notes to Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with our accountants and no changes to our accounting and financial disclosure. In March 2017 the Company engaged RBSM LLP as its independent accounting firm and dismissed Salberg & Company, P.A. (“Salberg”) from that role, as recommended and approved by the Company’s then board of directors. Salberg did not issue any reports on the Company during the period of their engagement. Through the date of dismissal, (i) there were no disagreements with Salberg on any matter of accounting principles or practice, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Salberg, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on the financial statements for those periods, and (ii) there were no reportable events (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K. Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on that evaluation, our management concluded that, as of December 31, 2017, our disclosure controls and procedures were not effective for the same reasons that our internal controls over financial reporting were not adequate.

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

Under the supervision and with the participation of our then chief executive officer and chief financial officer we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2017, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

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

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. GENERAL PARTNER AND CORPORATE GOVERNANCE.

The general partner, Armada Enterprises GP, LLC (“Armada GP” or the “General Partner”), manages the Company through a management agreement executed between the Company and Armada GP, performing the functions usually associated with principal officers of the Company. The current members of general partner are as follows:

Age	Name of Member	Year First Affiliated with General Partner
41	Milan Saha	2016
51	George Wight	2016

Principal Occupations During at Least the Past Five Years and Certain Directorships

Mr. Saha, 41, is a principal and General Counsel of Armada Enterprises GP, LLC (“Armada GP”). Prior to joining Armada in 2015, Mr. Saha maintained a private law practice, which he started in 2013. Previously, Mr. Saha served as senior associate and head of the corporate department at Brinen & Associates, LLC, a boutique law firm, from 2006 to 2013. Mr. Saha graduated from Johns Hopkins University with a BA in English, and he also holds a Juris Doctorate (J.D.) from New York Law School. Mr. Saha’s qualifications to serve as a director include his legal background and business experience with Armada.

Mr. Wight is a founder and Managing General Partner of Armada Enterprises GP, LLC (“Armada GP”). He leads the organization through developing and structuring business combinations, roll-ups, acquisitions, mergers, and financings in media and entertainment, real estate, energy, aerospace, hospitality, and maritime sectors. Mr. Wight brings decades of experience as a successful financier, real estate entrepreneur, and investor in both private and publicly traded companies. Mr. Wight is a former director of the Bank of Illinois, where he was responsible for overseeing the bank’s management, including the loan, leasing, and investment analysis departments, as well as private client groups. He is also a former member of the Chicago Board of Trade and a former principal of The Wight Group, a third-generation organization of affiliated family-owned businesses providing engineering, construction, and development services globally. Mr. Wight has also held founder and partner roles as an equity manager for Wink Works, a technology incubator, and as partner in Corporate Capital Strategies, a late-stage venture capital firm, located in Chicago, Illinois, and Salvor Fund Advisors, LLC.

Code of Ethics

The Company has adopted a code of ethics that applies to the general partner and its members, and persons performing functions similar to Chief Executive Officer and Chief Financial Officer. The code of ethics will be posted on the investor relations section of the Company’s website in the event that we develop such a website. At such time as we have posted the code of ethics on our website, we intend to satisfy the disclosure requirements under Item 10 of Form 8-K regarding any amendment to, or waiver from, a provision of the code of ethics by posting such information on the website.

Committees

We have not established an audit committee. In addition, we do not have a compensation committee or executive committee or similar committees. We will not, in all likelihood, establish an audit committee until such time as the Company generates a positive cash flow of which there can be no assurance, or as needed to satisfy listing requirements of an exchange such as NASDAQ or NYSE. We recognize that an audit committee, when established, will play a critical role in our financial reporting system by overseeing and monitoring management’s and the independent auditors’ participation in the financial reporting process. At such time as we establish an audit committee, its additional disclosures with our auditors and management may promote investor confidence in the integrity of the financial reporting process.

Until such time as an audit committee has been established, the general partner will undertake those tasks normally associated with an audit committee to include, but not by way of limitation, the (i) review and discussion of the audited financial statements, and (ii) discussions with the independent auditors of matters required to be discussed by the Statement On Auditing Standards No. 61 and No. 90, as may be modified or supplemented.

ITEM 11. EXECUTIVE COMPENSATION

During the year ended December 31, 2017 our President/CEO/Secretary/Treasurer received $2,500 in cash as compensation for his services and accrued a further $50,000 of fees which will be paid when the Company has enough cash to do so. In addition, he is due a severance payment for loss of office, triggered on conversion of the Company to a limited partnership on December 22, 2017, of a further $250,000 which, again, will be paid when the Company has funds to do so. He also received $2,500 in cash fees for the year ended December 31, 2016. There are no agreements in place or contemplated at this time to provide cash or stock compensation to directors or officers in the future. We have no retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our officers, directors, or employees, and we have no employees at this time.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of December 31, 2017 regarding the beneficial ownership of the Company’s common limited partnership units (i) by each person known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding units, (ii) by the general partner.

Name and Address of Beneficial Owner	Number of LP Units Beneficially Owned	Percent of Class
Armada Enterprises GP, LLC – General Partner	2,000,000	75.9%
National Electronics (Consolidated) Ltd	370,000	14.0%

The remaining 264,165 shares of the Company’s outstanding partnership units are held by a further 16 persons, no one of which is known to be the beneficial owner of five percent (5%) or more of the Company’s partnership units. There are, as of the date hereof, a total of 2,634,165 common units issued and outstanding. These partnership units were created when the Company finalized its conversion from a corporation to a limited partnership, with each share of common stock converting to partnership units on a 1:1 basis.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Company’s general partner controls the Company, owning 75.9% of the outstanding partnership units as at December 31, 2017. To date, the general partner has received no distributions or compensation for this role.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

RBSM LLP audited the Company’s financial statements for the years ended December 31, 2017 and 2016. The following table sets forth the aggregate fees billed to the Company by RBSM LLP for 2017 and 2016:

	Year ended December 31, 2017	Year ended December 31, 2016
Audit fees, including audit of the Company’s annual financial statements and review of quarterly financial statements, consents and review of registration statements	$19,500	$5,000

Tax and tax-related fees	-	-

All other fees for other services	500	-

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this report:

No.	Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language); (i) Balance Sheets at December 31, 2017 and December 31, 2016, (ii) Statement of Operations for the year ended December 31, 2017 and the year ended December 31, 2016, (iii) Statement of Changes in Stockholders’ Equity for the year ended December 31, 2017 and the year ended December 31, 2016, (iv) Statement of Cash Flows for the year ended December 31, 2017 and the year ended December 31, 2016, and (v) Notes to Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Armada Enterprises, LP, the Registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 17, 2018	ARMADA ENTERPRISES, LP

	By:	/s/ George Wight
George Wight
Managing Member, Armada Enterprises GP, LLC and Chief Executive Officer of Armada Enterprises, LP

Report of Independent Registered Public Accounting Firm

To the General Partner and Limited Partners

Armada Enterprises, LP (formerly Bim Homes, Inc.)

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Armada Enterprises, LP. (formerly Bim Homes, Inc.) (the “Company”), as of December 31, 2017 and 2016, and the related statements of operations, members’ deficit and cash flows for each of the two years in the period ended December 31, 2017 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the accompanying financial statements, the Company has suffered recurring losses from operations, generated negative cash flows from operating activities, has an accumulated deficit and has stated that substantial doubt exists about Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RBSM LLP

We have served as the Company’s auditor since 2017

New York, NY
April 17, 2018

Armada Enterprises, LP

(formerly known as BIM Homes, Inc.)

Balance Sheet

	Notes	As at December 31, 2017	As at December 31, 2016
ASSETS
Current assets
Cash and cash equivalents	2	$-	$-

Total current assets		-	-

TOTAL ASSETS		$-	$-

LIABILITIES AND PARTNERSHIP CAPITAL
Current liabilities
Accounts payable, trade		$15,207	$17,115
Accrued expenses and other current liabilities		514,268	9,529
Loans and convertible notes payable, short-term, net of unamortized debt discount of $0 and $84,000, respectively.	6	115,360	17,867
Advance from related parties	8	27,366	-
Derivative liability	7	380,689	332,249

Total current liabilities		1,052,890	376,760

Long-term liabilities		-	-

TOTAL LIABILITIES		1,052,890	376,760

PARTNERSHIP CAPITAL
General Partner
Common units: 2,000,000 units issued and outstanding as at December 31, 2017 and 2016	5	1,326,130	200
Subordinated units: nil issued and outstanding as at December 31, 2017 and 2016	5	-	-
Limited Partners
Common units: 634,165 units issued and outstanding as at December 31, 2017 and 2016	5	420,493	64
Subordinated units: nil issued and outstanding as at December 31, 2017 and 2016	5	-	-
Additional paid-in capital	5	-	55,464
Accumulated deficit		(2,799,513)	(432,488)

TOTAL PARTNERSHIP CAPITAL		(1,052,890)	(376,760)

TOTAL LIABILITIES AND PARTNERSHIP CAPITAL		$-	$-

See accompanying notes to these financial statements.

Armada Enterprises, LP

(formerly known as BIM Homes, Inc.)

Statement of Operations

	For the Year Ended December 31,
	2017	2016
Revenues	$-	$-

Operating expenses
Travel and entertainment	-	17,154
Professional fees	530,167	148,960
General and administrative costs	-	1,968

Total operating expenses	530,167	168,082

Loss from operations	(530,167)	(168,082)

Other income (expenses)
Financing costs	(13,523)	(2,008)
Gain (loss) on change in fair value of derivative liability on debt	(48,440)	(232,249)
Amortization of debt discount	(84,000)	(16,000)
Revaluation of warrants	(1,690,895)	-

Loss before provision for income tax	(2,367,025)	(418,339)

Provision for income tax	-	-

Net loss	$(2,367,025)	$(418,339)

Net loss per common partnership unit
Common and subordinated	$(0.90)	$(0.16)

Weighted average partnership units outstanding
Common and subordinated	2,634,165	2,626,883

See accompanying notes to these financial statements.

Armada Enterprises, LP

(formerly known as BIM Homes, Inc.)

Statement of Changes in Partnership Capital

	General Partner’s Equity	Limited Partners’ Equity	Additional Paid-in Capital	Accumulated Deficit	Total
Balance brought forward as at January 1, 2016	$200	$59	$-	$(14,149)	$(13,890)

Limited partnership units issued for compensation	-	4	-	-	4

Limited partnership units issued on warrant exercise	-	1	24,989	-	24,990

Additional paid-in capital – cancellation of loan note	-	-	30,475	-	30,475

Net loss for year ended December 31, 2016	-	-	-	(418,339)	(418,339)

Balance brought forward as at January 1, 2017	$200	$64	$55,464	$(432,488)	$(376,760)

Loss on modification of warrants	-	-	1,690,895	-	1,690,895

Reallocate capital on conversion to LP	1,325,930	420,429	(1,746,359)	-	-

Net loss for year ended December 31, 2017	-	-	-	(2,367,025)	(2,367,025)

Balance carried forward as at December 31, 2017	$1,326,130	$420,493	$-	$(2,799,513)	$(1,052,890)

See accompanying notes to these financial statements.

Armada Enterprises, LP

(formerly known as BIM Homes, Inc.)

Statement of Cash Flow

	For the year ended December 31, 2017	For the year ended December 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,367,025)	$(418,339)

Adjustments to reconcile net loss to net cash used in operating activities:
Common partnership units issued for compensation	-	4
Amortization of debt discount	84,000	16,000
Loss (gain) on change in fair value derivative liability	48,440	232,249
Revaluation of warrants	1,690,895	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	516,324	27,761

NET CASH USED IN OPERATING ACTIVITIES	(27,366)	(142,325)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible note issuance	-	100,000
Proceeds from exercise of warrants	-	24,990
Proceeds from related party advances	27,366	17,335

NET CASH PROVIDED BY FINANCING ACTIVITIES	27,366	142,325

NET INCREASE (DECREASE) IN CASH	-	-

Cash, beginning of year	-	-

Cash, end of year	$-	$-

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-Cash Investing and Financing Activities:
Related party convertible loans cancelled and reclassified to paid-in capital as capital contribution	$-	$30,475
Debt discount on issuance of convertible note	$-	$100,000
Initial derivative liability on debt	$-	$331,973

See accompanying notes to these financial statements.

Armada Enterprises, LP

(formerly known as BIM Homes, Inc.)

Notes to Financial Statements

For the Years Ended December 31, 2017 and 2016

NOTE 1. NATURE AND BACKGROUND OF BUSINESS

Armada Enterprises, LP (“the Company” or “the Issuer”), formerly known as BIM Homes, Inc., was originally organized under the laws of the State of Delaware on March 6, 2014 as part of the implementation of the Chapter 11 plan of reorganization of Pacific Shores Development, Inc. (“PSD”). Under PSD’s Plan of Reorganization, as confirmed by the U.S. Bankruptcy Court for the Southern District of California, the Company was incorporated to: (1) receive and own the interest which PSD had in a development business which focused on the construction of low cost homes; and (2) issue shares of its common stock to PSD’s general unsecured creditors and its administrative creditors. The Company has been in the development stage since its formation and has not yet realized any revenues from its planned operations.

Effective June 17, 2016, six stockholders and warrant holders of BIM Homes, Inc. (the “Company”) sold, via a series of separate agreements, an aggregate of 2,495,000 shares of the Company’s common stock and warrants to purchase 2,500,000 shares of the Company’s common stock to four purchasers. One of the purchasers was Armada Enterprises GP, LLC (“Armada GP”), who purchased 2,000,000 units, each consisting of one share of restricted common stock one warrant to purchase a share of common stock. This resulted in a change of control of the Company, whereby Armada GP, having purchased 2,000,000 of the 2,630,000 shares outstanding as of June 17, 2016, or approximately 76% of the issued and outstanding common stock, became the controlling shareholder of the Company. On conversion of the Company to a limited partnership, these shares became limited partnership units on a 1:1 conversion basis.

Effective July 6, 2016, the Company’s existing officers and directors resigned, and Armada GP appointed its general counsel, Milan Saha, to be the Company’s Chief Executive Officer, President, Secretary, Treasurer and sole director.

On October 28, 2016, the Company’s board of directors approved a plan for conversion of the Company from a corporation to a publicly traded limited partnership. In accordance with an agreement executed in October 2017, the Company is now managed by Armada Enterprises GP, LLC, a Delaware limited liability company and currently the majority shareholder of the Company, as the Company’s general partner.

On July 14, 2017, the Company filed a definitive Proxy Statement, outlining the proposed conversion of the Company into a Limited Partnership, the change of name of the Company to Armada Enterprises, LP and, on successful completion of this proposed conversion and name change, the contribution of certain assets from Armada Enterprises GP, LLC in exchange for Armada Enterprises LP Units. The conversion and name change were subject to a shareholder vote, which was required to be unanimous, and was completed on October 11, 2017. Final FINRA approval for the change was received on December 27, 2017, allowing the Company to be treated as a Limited Partnership from that date, and managed by the General Partner, Armada Enterprises GP, LLC. The Company converted all 2,634,165 shares of common stock issued and outstanding on that day into limited partnership units on a 1:1 basis. The execution of a contribution agreement, whereby Armada GP contributed its assets to Armada Enterprises, LP in exchange for LP units, was completed in January 2018, and the LP units were distributed on January 23, 2018.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all the notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation of the financial statements have been included.

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

Cash and Cash Equivalents

For the Balance Sheet and Statements of Cash Flows, all highly liquid investments with maturity of three months or less are considered to be cash equivalents. The Company had no cash equivalents as of December 31, 2017.

Income Taxes

Prior to conversion from a C Corporation to a Limited Partnership, income taxes were provided in accordance with the FASB Accounting Standards (ASC 740), Accounting for Income Tax. A deferred tax asset or liability was recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) resulted from the net change during the year of deferred tax assets and liabilities. Deferred tax assets were reduced by a valuation allowance when, in the opinion of management, it was more likely than not that some portion or all of the deferred tax assets would not be realized. Deferred tax assets and liabilities were adjusted for the effects of changes in tax laws and rates on the date of enactment.

Since conversion to a Limited Partnership, which was treated as a liquidation of the corporation under Sections 336 and 331, followed by a liquidating distribution of the net proceeds to shareholders, with the assets contributed to the Limited Partnership on a fair market value basis, and all other corporate tax attributes eliminated including NOL carryforward. The taxation of the Limited Partnership is now a single-taxation event at the Limited Partnership unit holder level only.

Basic and Diluted Net Loss per Unit

Net loss per unit is calculated in accordance with Codification topic 260, “Earnings per Share” for the periods presented. Basic net loss per unit is computed using the weighted average number of common units outstanding. Diluted loss per unit has not been presented because the common unit equivalents resulting from the issuance of these convertible notes have not been included in the per unit calculations because such inclusion would be anti-dilutive. Diluted earnings per share is based on the assumption that all dilutive stock options, warrants, and convertible debt are converted or exercised applying the treasury stock method. Under this method, options and warrants are assumed exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase LP units at the average market price during the period. Options, warrants and/or convertible debt will have a dilutive effect, during periods of net profit, only when the average market price of the LP units during the period exceeds the exercise or conversion price of the items.

Stock Based Compensation

Codification topic 718 “Stock Compensation” requires that the cost resulting from all share-based transactions be recorded in the financial statements and establishes fair value as the measurement objective for share-based payment transactions with employees and acquired goods or services from non-employees. The codification also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. The Company adopted the codification upon creation of the Company and will expense share-based costs in the period incurred. The Company has not adopted a stock option plan or completed a share-based transaction; accordingly, no stock-based compensation has been recorded to date.

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in its convertible instruments in accordance with professional standards for “Accounting for Derivative Instruments and Hedging Activities”.

Professional standards generally provide three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instruments are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. Professional standards also provide an exception to this rule when the host instrument is deemed to be conventional as defined under professional standards as “The Meaning of Conventional Convertible Debt Instrument”.

The Company accounts for convertible instruments (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with professional standards when “Accounting for Convertible Securities with Beneficial Conversion Features,” as those professional standards pertain to “Certain Convertible Instruments.” Accordingly, the Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying LP units at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company also records when necessary deemed dividends for the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying LP units at the commitment date of the note transaction and the effective conversion price embedded in the note.

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

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of December 31, 2017 and 2016, which consist of convertible instruments and rights to shares of the Company’s LP units and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

NOTE 3. GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. Currently, the Company does not have significant cash or other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern. The Company has no significant operating history and had a cumulative net loss from inception to December 31, 2017 of $2,799,513. The Company has a working capital deficit of $1,052,890 as of December 31, 2017. The accompanying financial statements for the year ended December 31, 2017 have been prepared assuming the Company will continue as a going concern, though this is dependent upon the Company’s ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

The general partner has committed to advancing certain operating costs of the Company. The Company’s future operations are dependent upon external funding and its ability to execute its business plan, realize sales and control expenses. Management believes that sufficient funding will be available from additional borrowings and private placements to meet its business objectives including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business operation, or if obtained, upon terms favorable to the Company.

Finally, the Company has an outstanding convertible loan in the principal amount of $100,000 which entered default on November 4, 2017 when it was not redeemed on its maturity date. Additional interest of $15,360 was also due as at December 31, 2017, with a further $1,680 due for each complete calendar month that the loan remains outstanding. At the date of this filing, the loan continues to be outstanding and may be the subject of future litigation if not redeemed in full. The Company currently has no funds with which to repay this outstanding amount and is, therefore, dependent on bringing in additional funding with which to redeem this loan.

NOTE 4. PARTNERSHIP UNIT WARRANTS

On March 6, 2014 (inception), the Company issued 2,500,000 warrants exercisable into 2,500,000 shares of the Company’s common stock (from December 22, 2017 and the completion of the conversion of BIM Homes, Inc. to Armada Enterprises, LP, these are now partnership units). These warrants were issued per order of the U.S. Bankruptcy Court to the administrative creditors of PSD. These creditors received an aggregate of 2,500,000 warrants issued in the series and exercise prices as set forth below:

Warrant Class	Number Issued	Exercise Price	Expiry Date
A	500,000	$4.00	August 30, 2016
B	500,000	$5.00	August 30, 2016
C	500,000	$6,00	August 30, 2016
D	500,000	$7.00	August 30, 2016
E	500,000	$8.00	August 30, 2016

On August 19, 2016, the Company entered into a series of warrant amendment agreements (collectively, the “Warrant Amendments”) in order to extend the expiration date of certain outstanding warrants from August 30, 2016 to August 30, 2017. The Company analyzed the incremental value of the modified warrants as compared to the original warrant value, both valued as of the modification date. The Company determined there was no warrant modification expense as the warrants had nominal value. The warrants subject to the term extension were valued using the Black-Scholes Option Pricing Model and the following weighted average assumptions:

Assumption	Pre- Modification	Post-Modification
Market price per share	$0.01	$0.01
Average exercise price per Share	$6.00	$6.00
Risk-free interest rate	0.20%	0.59%
Remaining contractual term in years	0.03	1.03
Volatility	100.0%	100.0%
Dividend rate	0.0%	0.0%
Fair value per share	$0.00	$0.00

On September 12, 2016, the Company issued 4,165 shares of its common stock (since converted into the same number of limited partnership units) upon exercise of 4,165 class C warrants for cash proceeds of $24,990.

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

Assumption	Pre- Modification	Post- Modification
Market price per share	$6.00	$6.00
Average exercise price per Share	$6.00	$6.00
Risk-free interest rate	2.16%	2.16%
Remaining contractual term in years	0.00	3.00
Volatility	23.4%	23.4%
Dividend rate	0.0%	0.0%
Fair value per share	$0.61	$1.28

The total incremental value of the modified warrants resulted in a warrant modification expense of $1,690,895 charged to the Company’s Income Statement for the year ended December 31, 2017.

On December 22, 2017, on conversion of the C Corporation to the Limited Partnership, the warrants to purchase shares of common stock became warrants to purchase common limited partnership units on the existing terms.

The following table summarizes the warrants outstanding and the related prices for the shares of the Company’s partnership units at December 31, 2017:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance outstanding December 31, 2015	2,500,000	$6.00	0.66	$-
Granted	-	-	-	-
Exercised	(4,165)	6.00	0.63	-
Cancelled	-	-	-	-
Balance outstanding December 31, 2016	2,495,835	$6.00	0.63	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled	-	-	-	-
Balance outstanding December 31, 2017	2,495,835	$6.00	2.66	$3,194,669

Exercisable, December 31, 2017	2,495,835	$6.00	2.66	$3,194,669

NOTE 5. PARTNERSHIP CAPITAL

Up to December 22, 2017 the authorized share capital of the Company consisted of 100,000,000 shares of common stock with $0.0001 par value and 20,000,000 shares of preferred stock also with $0.0001 par value. No other classes of stock were authorized. With the completion on December 22, 2017 of the corporate action to convert the Company into a Limited Partnership, the authorized limit was removed, allowing the Company to issue unlimited Common Limited Partnership Units. Simultaneously, the preferred stock authorization was no longer applicable, with no shares of preferred stock issued or outstanding as at December 22, 2017 or December 31, 2016.

Common Partnership Units

As of December 22, 2017 and December 31, 2016, there were a total of 2,634,165 common shares issued and outstanding, respectively, which were converted on December 22, 2017 on a 1:1 basis into common limited partnership units.

As the prior C Corporation, the Company’s first issuance of common stock, totaling 580,000 shares, took place on March 6, 2014 pursuant to the Chapter 11 Plan of Reorganization confirmed by the U.S. Bankruptcy Court in the matter of Pacific Shores Development, Inc. (“PSD”). The Court ordered the distribution of shares in the Company to all general unsecured creditors of PSD, with these creditors to receive their PRO RATA share (according to amount of debt held) of a pool of 80,000 shares in the Company. The Court also ordered the distribution of shares in the Company to all administrative creditors of PSD, with these creditors to receive one share of common stock in the Company for each $0.10 of PSD’s administrative debt which they held. A total of 500,000 shares were issued to PSD’s administrative creditors.

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

As a result of these issuances by the C Corporation, there were a total 2,634,165 common shares issued and outstanding, and a total of 2,495,835 warrants to acquire common shares issued and outstanding, as at December 22, 2017 and December 31, 2016. On conversion of the C Corporation into the Limited Partnership on December 22, 2017, the common shares converted into common limited partnership units on a 1:1 basis, and the warrants to purchase shares of common stock became warrants to purchase common limited partnership units. This resulted in there being 2,634,165 limited partnership units issued and outstanding and 2,495,835 warrants to acquire limited partnership units outstanding as at December 31, 2017.

NOTE 6. INCOME TAXES

On December 22, 2017, the president signed the Tax Cuts and Jobs Act (the “Act”). While the Act will impact many taxpayers, some of the more significant changes relate to how individuals and other non-corporate taxpayers are taxed on income from certain types of businesses and investments. Chief among these is the so-called “pass-through” deduction, sometimes referred to as the “Super 199 deduction” for its section number (new section 199A) in the Internal Revenue Code of 1986, as amended (the “Code”). Although there are significant ambiguities in the Act and material limitations on who may benefit from the Super 199 deduction and to what extent, the Super 199 deduction should be helpful to taxpayers operating a business through a partnership.

Most taxpayers that qualify for the Super 199 deduction will be able to deduct up to 20% of certain types of income (qualified business income or “QBI”) the taxpayer earns from certain kinds of businesses that are organized as pass-throughs (partnerships and limited liability companies treated as partnerships for U.S. federal income tax purposes).

QBI is not dividends, interest, capital gain or loss, income from certain investment activities, annuity payments, and deductions and losses attributable to those items. Thus, QBI generally is rent, royalties, gain from the sale of inventory, and service fees, if that income is earned in a QTB, less related deductions, expenses, and losses, including compensation of employees and contractors, and “reasonable compensation” for services provided by the taxpayer to the QTB.

The Super 199 deduction may also be increased by 20% of certain amounts earned from real estate investment trusts and publicly traded partnerships treated as partnerships for U.S. federal income tax purposes. Management is in the process of determining the impact of the “Act”, but has not completed its review, as of the statement date.

Prior to conversion from a C Corporation to a Limited Partnership, income taxes were provided in accordance with the FASB Accounting Standards (ASC 740), Accounting for Income Tax. A deferred tax asset or liability was recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) resulted from the net change during the year of deferred tax assets and liabilities. Deferred tax assets were reduced by a valuation allowance when, in the opinion of management, it was more likely than not that some portion or all of the deferred tax assets would not be realized. Deferred tax assets and liabilities were adjusted for the effects of changes in tax laws and rates on the date of enactment.

Since conversion to a Limited Partnership, which was treated as a liquidation of the corporation under Sections 336 and 331, followed by a liquidating distribution of the net proceeds to shareholders and elimination of all other corporate tax attributes, including NOL carryforward. No assets were distributed by the Corporation to the Partnership. The taxation of the Limited Partnership is now a single-taxation event at the Limited Partnership unit holder level only, with the Limited Partnership itself a flow-through for tax purposes, creating no entity-level tax liability.

For the year ended December 31, 2016, the Company had available for U.S federal income tax purposes net operating loss carryovers of approximately $184,239, which would expire on various dates in the next twenty (20) years. The net operating loss carryovers may be subject to limitations under Internal Revenue Code Section 382 due to significant changes in the Company’s ownership. Management has not yet completely reviewed such ownership changes under the Internal Revenue Code Section 382, as of the date of this filing, but recognizes that significant changes have occurred. The Company has provided a full valuation allowance against the full amount of the net operating loss benefit, since, in the opinion of management, based upon the earnings history of the Company it is more likely than not that the benefits will not be realized.

The Company was incorporated based upon a “Plan of Reorganization” in conjunction with a Bankruptcy Filing, Chapter 11 plan of reorganization of Pacific Shores Development, Inc. (“PSD”). In this regard, prior tax attributes and potential tax liabilities attributable to PSD are not attributes or liabilities of the Company, based upon the filing. The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S statutory rate to losses before income tax expense for the year ended December 31, 2016 as follows:

2016
Statutory federal income tax rate	34.00%
Statutory state and local income tax rate (8.25%), net of federal benefit	6.50%
Change in valuation allowance	(40.50%)
Effective tax rate	0.00%

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. The tax effect of these temporary differences representing the deferred tax asset result principally from the following:

Deferred Tax Assets (Gross Values)	2016
Net operating loss carry forward	$184,239
Less: valuation allowance	(184,239)
Net deferred tax asset	$-

NOTE 7. LOANS AND CONVERTIBLE NOTES PAYABLE

Line of credit

On October 1, 2016, the Company entered into a revolving line of credit agreement (the “Line of Credit”) with Deonarayan P. Saha, the father of the Company’s chief executive officer (the “Lender”). The Lender established a revolving line of credit in the Company’s favor in the amount of Twenty Thousand Dollars ($20,000), in the form of approved charges on two of the Lender’s credit cards. The Lender may cancel either or both of these credit cards at any time. At any time that the Company desires the Lender make a charge against a credit card, the Company may request the same, and the Lender for any or no reason may deny such request. The line of credit advances made will not bear interest if the Company pays off the balance on the credit cards when a monthly payment is due, and the Company will pay the interest on the credit cards on the amount of any unpaid balance on the credit cards for the Company’s charges against the credit cards. All monies borrowed through this facility were repaid by December 2016, meaning that there was no outstanding balance on this line of credit as at December 31, 2016 or 2017, respectively.

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

As at December 31, 2017, the Company had one convertible loan note outstanding which was in default, having a redemption date of November 4, 2017. The principal amount of the loan note was $100,000, received on November 4, 2016, and the note had an annual interest rate of 12%, which increased to 18% in default, to be applied to the outstanding principal sum plus the interest of $12,000 accrued to the redemption date. Including accrued interest, the amount outstanding as at December 31, 2017 and 2016 was $115,360 and $101,867, respectively. The note is convertible at the holders’ election, into shares of Common Stock at a 75% discount to the Market Price, where Market Price is defined as the average of the lowest three (3) days’ trading prices for the Common Stock during the ten (10) Trading Day period ending one Trading Day prior to the Conversion Date. This conversion right exists from the issue date of November 4, 2016 until the later of (i) the Maturity Date, and (ii) the date of payment of the outstanding principal and all accrued and unpaid interest and can be applied in whole or in part to the amount outstanding at the point of conversion. The Note also provides for an equity kicker allowing conversion of up to an additional 10% of the principal amount at the higher of (i) the same conversion price and (ii) $1.00 per share, with the same calculation used to determine Market Price as described above. The initial fair value of the beneficial conversion feature relating to this convertible loan was $331,973 using the Black Scholes method at the date of the grant of conversion rights and based on the following assumptions: (1) risk-free interest rate of 1.81%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our Common Stock of 31.91%; (4) an expected life of the beneficial conversion feature of 1 year and (5) in the absence of an active market for the Company’s shares, a price of $6.00 per share based on the price of the warrants exercised on September 12, 2016.

During the year ended December 31, 2017 and 2016, the Company amortized the debt discount of $84,000 and $16,000 to operations as amortization of debt discount, respectively.

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

The initial fair values of the embedded debt derivative $100,000 was allocated as a debt discount up to the proceeds of the note with the remainder $231,973 charged to 2016 operations as loss on change in fair value of derivative liability.

At December 31, 2016, the convertible liability was re-assessed using the following inputs

Dividend yield:	0.00%
Volatility	32.35%
Risk free rate:	2.45%

As the other elements of the convertible loan were unchanged, this resulted in a mark-to-market change of $276 for the year ended December 31, 2016, which was charged to the income statement as loss on change in fair value of derivative liability for the year.

At December 31, 2017, the convertible liability was re-assessed using the following inputs:

Dividend yield:	0.00%
Volatility	21.57%
Risk free rate:	2.40%

However, in addition to the change in inputs shown above, the loan itself, having been due for redemption by November 4, 2017, and therefore in default, was re-assessed as part of the original loan terms and conditions. This increased the ongoing interest rate from 12% to 18% and the principal on which this interest is assessed was increased to include the accrued interest to the redemption date. This, therefore, increased the potential conversion liability from 73,333 shares of common stock, which included a 10% conversion premium, to 84,597 Limited Partnership Units at December 31, 2017. This resulted in a mark-to-market change in value of the derivative liability of $48,440, with this amount charged to the income statement for the year ended December 31, 2017. For additional information relating to the convertible loan default, see separate accounting memo.

The following table provides a summary of changes in fair value of the Company’s Level 3 derivative liabilities for the years ended December 31, 2017 and 2016:

	December 31,
	2017	2016
Balance, beginning of the year:	$332,249	$-
Additions	-	331,973
Mark-to-market at modification date	48,440	276
Reclassified to additional paid-in capital upon modification of term	-	-
Balance, end of year	$380,689	$332,249
Net profit (loss) due to change in fair value for the year, included in statement of operations	$(48,440)	$(276)

This mark-to-market change of $48,440 for the year ended December 31, 2017 was charged to the income statement as loss on change in fair value of derivative liability for the year.

NOTE 9. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2016, the President advanced $17,335 to the Company to cover expenses and the Company issued the President a convertible note, which was canceled by the Company on May 13, 2016.

Effective June 17, 2016, six stockholders and warrant holders of the Company sold, via a series of separate agreements, an aggregate of 2,495,000 shares of the Company’s common stock and warrants to purchase 2,500,000 shares of the Company’s common stock to four purchasers. One of the purchasers was Armada Enterprises GP, LLC (“Armada GP”), who purchased 2,000,000 units, each consisting of one share of restricted common stock one warrant to purchase a share of common stock. This resulted in a change of control of the Company, whereby Armada GP, having purchased 2,000,000 of the 2,630,000 shares outstanding as of June 17, 2016, or approximately 76% of the issued and outstanding common stock, became the controlling shareholder of the Company. On conversion of the Company to a limited partnership, these shares became limited partnership units on a 1:1 conversion basis.

The Company’s Chief General Counsel, Milan Saha, serves as Armada’s President and Chief Executive Officer from June 17, 2016 to December 22, 2017. During the year ending December 31, 2016, Armada GP advanced the Company $15,202 for working capital purposes which was repaid in cash prior to December 31, 2016. The advances bore no interest, were unsecured and were repayable on demand. During the year ended December 31, 2017, Milan Saha advanced the Company $27,366 in cash to facilitate various transactions, with these advances bearing no interest, being unsecured and being repayable on demand. On Mr. Saha’s termination as President and CEO, Armada GP repaid him for these advances, which are now due by the Company to Armada GP.

In addition, Mr. Saha received cash fees for his services of $2,500 for each of the years ended December 31, 2016 and 2017 respectively, and the Company accrued a further $50,000 for legal services for the year ended December 31, 2017, which remains outstanding and will be paid to Mr. Saha when cash flow permits. Finally, the Company also accrued a severance fee to be paid to Mr. Saha in return for loss of office as President/CEO, which occurred on conversion of the Company to a Limited Partnership on December 22, 2017. Again, this accrued fee remains outstanding and will be paid when cash flow permits.

During the year ended December 31, 2017 the Company accrued on behalf of George Wight, the Managing Member of the General Partner, fees totaling $100,000 in return for his consulting services received over the year and in accordance with a fee agreement between the Company and Mr. Wight’s personal services company, Salvor Management LLC. This fee remains outstanding and will be paid to Mr. Wight when cash flow permits.

NOTE 10. COMMITMENT AND CONTINGENCY

There is no commitment or contingency to disclose during the year ending December 31, 2017.

NOTE 11. SUBSEQUENT EVENTS

On January 23, 2018, Armada Enterprises GP, LLC (“Armada GP”) contributed assets in exchange for LP Units in Armada Enterprises, LP in accordance with the Contribution, Conveyance, Assumption Agreement (the “Contribution Agreement”) executed on November 6, 2017 between the Company, Armada Enterprises GP, LLC and the members of Wighthall Hotels & Resorts, LLC, a Delaware limited liability company; Wight International Construction, LLC, a Delaware limited liability company; Elite Media Holdings, LLC, a Wyoming limited liability company; Diamond Star Aerospace, LLC, a Delaware limited liability company; and Armada Marine Holdings, LLC, a Delaware limited liability company (the “Sector Subsidiaries”). Pursuant to the Contribution Agreement, all the members of each of the Sector Subsidiaries contributed 100% of the outstanding equity interests in the Sector Subsidiaries to the Registrant so that each Operating Entity became a wholly-owned subsidiary of the Registrant. In exchange for said equity interests, the Registrant issued a total of Two Hundred Ten Million (210,000,000) limited partner interests (“LP Units”) to the preferred members of the Sector Subsidiaries to be issued pari passu, and certain incentive distribution rights (“IDRs”) to the common member, which is Armada GP for each operating entity.

Of the 210,000,000 LP Units issued, 42,000,000 were Common LP Units and the remaining 168,000,000 were Subordinated LP Units. The properties for the Common LP Units, Subordinated LP Units and the Incentive Distribution Rights are defined in the Registrant’s limited partnership agreement (the “LPA”), executed on October 17, 2017 – see the Registrant’s 8-K filing for that period for a copy of the LPA, which is an exhibit thereto. Common LP Units have a first call on cash distributions to the extent of the LP Units’ minimum quarterly distribution (“MQD”), which is set at $0.125 per quarter, or $0.50 per annum, in the LPA. If there is any shortfall in the payment of the MQD from prior quarters, all arrearages on the MQD must be paid to the common LP Units before any distributions can be made to the subordinated LP Units. The LPA also subordinates LP Units held by the general partner and its affiliates as an internal risk mitigation control so that Common LP Units held by the public are prioritized to receive their MQD.

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

